Form 10KSB40
period 1999-12-31
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2000-03-31
CIK 1096613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-27615

                        CREATIVE PRODUCTS INTERNATIONAL

                 (Name of small business issuer in its charter)

                  DELAWARE                                        52-2158936
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
              or organization)

                            ------------------------

                 3317 3RD AVE SOUTH, SEATTLE, WASHINGTON 98134
                         (principal executive offices)

                                 (206) 264-1005
                (issuer's telephone number, including area code)
                            ------------------------


Securities registered under Section 12(b) of the Exchange
Act:                                                        None
Securities registered under Section 12(g) of the Exchange
Act:
        Common Stock, $.01 par value
        Warrants to purchase common stock

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). And
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KS. /X/

    State issuer's other income for its most recent fiscal year. $1,200

    State the aggregate market value of the voting stock held my non-affiliated computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act. Not applicable.

  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

    Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of December 31, 1999, the Registrant had 1,912,204 shares of Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one) Yes / /  No /X/

                      DOCUMENTS INCORPORATED BY REFERENCES


Part II--Certain exhibits                                     Included in prior filings made
Listed in response to Item 13(a)                              under the Securities Act of 1933

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

GENERAL

    Creative Products International, Inc. (the "Company" or "CPI") is a development stage company organized to commercialize certain educational print materials and consumer products geared to families with children under the age of six, as well as other Internet-based promotion, marketing, and merchandising businesses. Management anticipates that these products, once developed, will be offered to consumers through retail, catalog, and the internet and are intended to generate fee based income through licensing, royalties or service fees. The Company's first internet business, developed under the business names Coupons4Everything.com and ePromo Networks intends to offer fully integrated manufacturers' coupons and rebate distribution and processing services for client consumer product manufacturers. It is expected that this will be the Company's first live web site.

CORPORATE HISTORY

    The Company was incorporated in the State of Delaware on March 25, 1999 as a subsidiary of Caring Products International, Inc. The Company was spun-off to shareholders on December 23, 1999. The Company has had limited operations to date and is in the development stage. On February 15, 2000, the Company signed a lease for approximately 5,000 sq. ft. of office space which will be available to the Company April 1, 2000. Having commercial office space will enable the Company to move forward to develop its business plans, hire staff, complete research, development and market testing of its products, seek partnerships or alliances to help promote the Company's products and raise new sources of equity through financial investors or strategic partners. No assurances can be made that the Company will be successful in achieving its business objectives.

PRODUCTS AND SERVICES

    Research and develop priorities for the Company are geared to identifying niche oriented products and services which can be promoted over the internet or offer certain measurable cost-saving and other beneficial service improvements through information technology. The Company seeks to develop products and services which are unique to other competing products or services. Additionally, the Company seeks to develop products and services which are not trend-related and are need-based, either to the business community or the end-consumer. These services are also geared to broad target markets, with opportunities for product or service extensions.

    The Company is most advanced in the development of an internet business which significantly lowers the cost of distribution of manufacturers' coupons and rebates to brand-name consumer product manufacturers. Under the brand names and URL's Coupons4Everything and Rebates4Everything, the Company seeks to offer the largest selection of coupons and rebates for products purchased in grocery, drug, mass market, home improvement, toy, lawn & garden, craft, pet, computer equipment, auto, bike and boat dealerships and office supply stores. Service fees are expected to be paid by the client manufacturers and represent a substantial reduction in daily cost of coupon distribution advertising versus traditional Sunday supplement and direct mail vehicles. Management believes that the cost savings plus added promotional features and "micro site" space availability to adequately promote and describe product services, not traditionally available with competing print-based coupon distribution will give the Company a competitive advantage when it begins to sell these services to target consumer product manufacturers. The Company has also developed certain other features which management believes will be attractive to consumers and target consumer product manufacturers. In general, the Company will not "spam" or use unsolicited e-mail notices, require registration, or include any features which typically irritate browsing consumers in its

Web site design. The service also offers home consumers the ability to print manufacturers' coupons directly to a consumer's home or office printer, without having to download specialized software. Receipt of coupons and rebates is a free service to home consumers. The Company is planning other services related to improving the efficiency of various consumer product promotion, processing, redemption and information management for the Company's target consumer product manufacturers. Potential sources of revenue include listing fees for coupon and rebate promotion, site referral fees, coupon and rebate processing fees and management reporting.

    The Company also has certain patents, trademarks and copyrights on certain materials geared to households with children under the age of six. These properties include a set of picture books, developed characters and stories which can be distributed to consumers or viewed over the internet at the Company's developed web site. Additionally, management intends to develop complementary products which can be commercialized through traditional publishing vehicles. The Company intends to develop these products into a multi-media product line which utilize the internet, television and traditional product distribution vehicles with the assistance of a strategic partner. Management believes that the internet site developed for the distribution of its proprietary content will be conducive to generating sponsorship arrangements from consumer product advertisers which target households with children under the age of 6.

    Additionally, the Company has obtained the right to market certain products related to teaching young children their first hygiene and social skills, including toilet training. These products incorporate certain patents, copyrights, and trademarks detailed in the Company's financial statements as intangible assets.

SALES AND MARKETING

    The Company has had limited operations to date. Management anticipates that the introduction of the Company's internet businesses and consumer products will be advanced through strategic alliances or partnerships. Management anticipates that the Company's coupon and rebate distribution services will be promoted through a variety of relationships with search engines, portals, unaffiliated e-retailers and other trade and consumer advertising. Introduction of any of the Company's products and services is dependent on the Company raising new sources of financing, including, but not limited to new equity.

PRODUCT DEVELOPMENT AND COMMERCIALIZATION

    The Company is in the early stages of product development and has not generated any product or service based revenues. The Company has engaged various programmers, designers and other personnel to begin product and service development on an outsourced basis. The Company intends to hire staff to complete product and service development with the addition of new funding. There is no assurance that the Company's outsourced personnel will continue to be available to the Company to complete product development or that it will be able to hire qualified staff to complete product development, introduce the Company's products and services to potential partners or target consumer product manufacturers and other businesses whose services are required to introduce a Web site in today's competitive internet marketplace.

EMPLOYEES

    As of December 31, 1999, the Company had one part-time employee, the Company's CEO. During early 2000, the Company has hired various part-time consultants to perform certain product development work for the Company.

ITEM 2  DESCRIPTION OF PROPERTIES

    The Company has signed a lease on February 15, 2000. This office, covers approximately 5000 sq. ft. is rented pursuant to a lease from 3317 3rd Ave. S. General Partnership, which to the best of the Company's knowledge, has no affiliation with any of the officers, directors or principal stockholders of the Company. The lease expires in March, 2005, and its current monthly base rent is $4,800 per month with annual increases.

ITEM 3  LEGAL PROCEEDINGS

    None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matters to a vote of its security holders during the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) (1) MARKET INFORMATION

    The Company's common stock is not traded on any exchange.

(A) (2) SALE OF SECURITIES

    On October 4, 1999, The Company sold to the CEO and Chairman of the Board 384,000 shares of common stock, in connection with an employment agreement for an aggregate cash consideration of $19,200, which consideration the independent directors of the Company concluded represented no less than the fair value of such shares, based on certain factors and the appraisal of such shares that was conducted by an independent valuation firm.

HOLDERS

    The number of record holders of the Company's common stock as of December 31, 1999 was 125.

DIVIDENDS

    The Company has never paid a dividend on its common stock. It is the present policy of the Company not to pay cash dividends on the Common Stock. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS

    THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-KSB.

OVERVIEW

    From the date of the Company's incorporation in March, 1999 to present, the Company has had limited operations. The Company is in the development stage and organized to commercialize certain educational and consumer products geared to children under the age of six, as well as other Internet-based promotion, marketing, and merchandising businesses. Management anticipates that these products, once developed, will be offered to consumers through retail, catalog, and the internet. Creative Products plans to seek to finance the development of its business through strategic partnerships in the publishing, media, video production, consumer products and electronic commerce markets.

    The Company generated income from liquid assets of $1,200. This income was offset by accrued but not paid officer's salary of $25,000 and amortization of certain trademark, copyright and patent properties of $9,339. As a result of the foregoing, the company generated a net loss of $33,139 for this fiscal year. The net loss per share during the Company's first fiscal year of operation was $.05.

    The Company's liquidity and capital resources at December 31, 1999 consisted of cash of $370,400 which was held primarily in interest bearing accounts. This cash was generated through a $350,000 cash investment by the former parent and $19,200 investment by an officer of the Company. The Company's future operations are dependent on raising financing from debt or equity, or obtaining positive cash flow from operating activities.

OTHER MATTERS AND CONTINGENCIES

    Subsequent to the close of the fiscal year ended December 31, 1999, the Company signed a 5-year lease for office space in Seattle. This lease requires monthly payments of $4,800 with annual increases. In addition, the Company purchased certain content management software and training services to serve as the operating backbone of the Coupons4Everything.com coupon distribution service. This software obligates the Company to pay approximately $103,000 plus annual licensing fees to the vendor, which management does not believe are material.

    The Company's recorded contingent liability consists of accrued but unpaid cash compensation to an officer and director in the amount of $25,000.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    The Company's has adopted for its accounting policies the provision of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 had no significant impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

    This Form 10-KSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

    When used in the Filings, the words anticipate, believe, estimate, expect, future, intend, plan and similar expression as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, to costs of product development and other risks and uncertainties, including, in addition to any uncertainties with respect to management of growth, increases in sales, the competitive environment, hiring and retention of employees, pricing, new product introductions, product productivity, distribution channels, enforcement of intellectual property rights, possible volatility of stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results may differ significantly from these anticipated, believed, estimated, expected intended or planned.

ITEM 7  FINANCIAL STATEMENTS

    The following financial statements of Creative Products International, Inc. are included in Item 7.

    Balance Sheet as of December 31, 1999

    Statement of Operations for the year ended December 31, 1999

    Statement of Stockholders' Equity for the year ended December 31, 1999

    Statement of Cash Flow for the year ended December 31, 1999

    Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Creative Products International, Inc.
Seattle, Washington

    We have audited the accompanying balance sheet of Creative Products International, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the period March 25, 1999 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the period from March 25, 1999 (date of incorporation) to December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Peterson Sullivan P.L.L.C.

February 9, 2000

                     CREATIVE PRODUCTS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEET
                               DECEMBER 31, 1999


                           ASSETS

Current assets--Cash........................................  $370,400

Intangible assets, net......................................   156,313
                                                              --------
TOTAL ASSETS                                                  $526,713
                                                              ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities--accrued salaries                         $ 25,000
                                                              --------

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
    shares
    authorized, none issued and outstanding.................
  Common stock, par value $.01 per share, 15,000,000 shares
    authorized, 1,912,205 shares issued and outstanding.....    19,122
  Additional paid-in capital................................   515,730
  Retained earnings (deficit)...............................   (33,139)
                                                              --------

Total stockholders' equity..................................   501,713
                                                              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $526,713
                                                              ========

                       See Notes to Financial Statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS
           MARCH 25,1999 (DATE OF INCORPORATION) TO DECEMBER 31, 1999

Officer salaries............................................  $ 25,000
Amortization expenses.......................................     9,330
  Net Loss from operations..................................   (34,339)
                                                              --------
Other Income - interest.....................................     1,200
                                                              ========
  Net Loss..................................................  $(33,139)
Net loss per common share...................................      (.05)

                       See Notes to Financial Statements

                     CREATIVE PRODUCTS INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
          MARCH 25, 1999 (DATE OF INCORPORATION) TO DECEMBER 31, 1999

                                                         COMMON STOCK
                                                     ---------------------   ADDITIONAL   RETAINED
                                       DATE OF        NUMBER                  PAID-IN     EARNINGS
                                     TRANSACTION     OF SHARES   PAR VALUE    CAPITAL     (DEFICIT)    TOTAL
                                    --------------   ---------   ---------   ----------   ---------   --------
Shares issued to parent for
  cash............................  March 25, 1999           1    $    --     $ 50,000    $     --    $ 50,000
Intangible assets contributed by
  parent at historical cost.......  June 30, 1999           --         --      165,652                 165,652
Shares issued to parent for
  cash............................  Sept 27, 1999    1,528,204     15,282      284,718                 300,000
Shares issued to officer for
  cash............................  Oct 4, 1999        384,000      3,840       15,360                  19,200
Net Loss..........................                                                         (33,139)    (33,139)
                                                     ---------    -------     --------    --------    --------
                                                     1,912,205    $19,122     $515,730    $(33,139)   $501,713
                                                     =========    =======     ========    ========    ========

                       See Notes to Financial Statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS
          MARCH 25, 1999 (DATE OF INCORPORATION) TO DECEMBER 31, 1999

Cash flows from operating activities
  Net loss..................................................  $(33,139)
  Amortization Expense......................................     9,339
  Increase in accrued salaries..............................    25,000
                                                              --------
    Net cash provided from operating activities.............     1,200

Cash Flows from Financing Activities
  Proceeds from issuance of common stock to parent..........  $350,000
  Proceeds from issuance of common stock to officer.........    19,200
                                                              --------
    Net cash provided from financing services...............   369,200

Cash at March 25, 1999 (date of incorporation)..............         0
                                                              --------
Cash at December 31, 1999...................................  $370,400
                                                              ========

                       See Notes to Financial Statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC

                         NOTES TO FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

    Creative Products International, Inc. ("the Company"), a development stage company, was incorporated in the state of Delaware on March 25, 1999. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. The Company is developing consumer product promotional services and licensing products which can be commercialized through publishing, the internet, and video.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH

    The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances regularly exceed the Federally insured limit.

INTANGIBLE ASSETS

    Intangible assets consist of the following:

Purchased technology........................................  $ 72,656

Patent......................................................    43,181

Copyright...................................................    29,583

Trademark...................................................    20,232
                                                              --------

                                                               165,652

Less accumulated amortization...............................    (9,339)
                                                              --------

                                                              $156,313
                                                              ========

    These assets were transferred to the Company by its former parent at historical cost at June 30, 1999. Amortization is recorded using the straight-line method over the estimated useful lives of the assets which does not exceed ten years.

    The Company periodically reviews intangible assets to assess recoverability. Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable. Management has determined that these intangible assets will be recoverable.

REVENUE RECOGNITION

    The Company will recognize revenue as contractual terms are satisfied.

ADVERTISING

    Advertising costs will be expensed during the period incurred.

RESEARCH AND DEVELOPMENT

    Research and development costs will be expensed during the period incurred.

                      CREATIVE PRODUCTS INTERNATIONAL, INC

                          YEAR ENDED DECEMBER 31, 1999

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there are no dilutive securities. The weighted average number of shares outstanding was 646,851 for the period ended December 31, 1999.

STOCK-BASED COMPENSATION

    The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock. Compensation cost for stock options is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

    During 1999, options to acquire 14,000 shares at $.30 per share and 5,000 shares at $.32 per share of stock were granted to officers and directors of the Company. These options expire in ten years or five years if the Grantee holds 10% or more of the outstanding common shares. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 1999. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements.

    Following is a summary of the status of the plan during 1999:

                                                     NUMBER OF   WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Outstanding at March 25, 1999......................       --         $    --

Granted............................................   19,000            .305
Exercised..........................................       --              --
Forfeited..........................................       --              --
                                                      ------         -------
Outstanding at December 31, 1999...................   19,000         $  .305
                                                      ======         =======

    These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

INCOME TAXES

    Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at December 31, 1999.

PREFERRED STOCK

    The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares had been issued nor had preferences been determined as of December 31, 1999.

                      CREATIVE PRODUCTS INTERNATIONAL, INC

                          YEAR ENDED DECEMBER 31, 1999

USE OF ACCOUNTING ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

    The Company had no elements of comprehensive income for the period ended December 31, 1999. Further, there are no other new financial accounting standards which would have an effect on these financial statements.

NOTE 3 EMPLOYMENT AGREEMENT

    On September 24, 1999, the Company entered into a three-year employment agreement with its chairperson, Susan Schreter. The agreement may be extended in one-year increments. Ms. Schreter is obligated to spend up to 25% of her time on Company business at an annual compensation of $25,000. In the event she devotes 100% of her time to the Company, she will receive an annual salary of $150,000.

    On October 4, 1999, the Company sold 384,000 shares of the Company's common stock to Ms. Schreter for $19,200 in cash.

NOTE 4 WARRANT

    On August 25, 1999, the Company entered into an agreement with a Hong Kong based company for the identification of product manufacturing sources in China. As part of the agreement, the Company is obligated to issue a warrant to purchase 26,000 shares of its common stock upon the first successful shipment of product from China. The exercise price of the warrant is to be determined by the closing bid price of the Company's shares on the date of approval of the product by the Company's board of directors which is to occur within 30-days of shipment. The warrant is for a five-year period beginning on the date of Board approval. As of December 31, 1999, no warrants were issued under this agreement.

NOTE 5 OPERATING LEASE

    The Company entered into a non-cancelable five-year lease for its facilities. The future minimum lease payments are as follows:

2000........................................................  $ 43,200
2001........................................................    59,760
2002........................................................    62,748
2003........................................................    65,885
2004........................................................    69,176
Thereafter..................................................    17,507
                                                              --------
                                                              $318,276
                                                              ========

    The Company did not pay rent in 1999.

                                    PART III

ITEM 8 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. The Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were compiled with for the fiscal year ended December 31, 1999.

    The following table sets forth information concerning the directors and executive officers of the Company as of December 31, 1999.

NAME                                                  AGE           POSITION
----                                                --------   ------------------
Susan A. Schreter.................................     39      Chairman and CEO
Joan Lundgren.....................................     46      Director
Lisa Indovino.....................................     38      Director

    The Company's by-laws provide that the size of the Board of Directors shall initially be fixed by the Incorporater, and thereafter may be changed by resolution of the Board. Creative Products anticipates that it will name other directors during the next 12 months. Members of the Board serve until the next annual meeting of stockholders and until their successors are elected and qualified. Meetings of the Board are held when and as deemed necessary or appropriate. Officers are appointed by and serve at the discretion of the Board. There are no family relationships among any of Creative Products directors.

    Susan A Schreter has been president and a director of Caring Products International, Inc since January 1993 where she was responsible for the design and commercialization of Caring Product's products as well as other executive functions. She will continue to serve as president and a director of Caring Products International, Inc following the spin off. From July 1985 to December 1992, she was president of Beta International Inc, New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment.

    Lisa Indovino is a telecommunications expert with over 15 years of specialization in the commercialization planning and market introductions of new internet and cellular technologies. Since 1997, she has been Director of Business Development at Lucent Technologies, where she is responsible for identifying internet based acquisition and joint venture opportunities. From 1993 to 1996, Ms Indovino was Executive Vice President and a founding partner of Customer Information Inc of Randallstown, Maryland, a firm which provided telecommunications technology research and consulting to Fortune 500 companies including IBM. From 1992 to 1993, Ms Indovino was a Program Manager for Mercedes-Benz of North America, Montvale, New Jersey, where she was responsible for the design and implementation of the company's first nationwide cellular program to Mercedes dealerships.

    Joan Lundgren served as Vice President of Retail Chain Sales for Caring Products International Inc from February 1995 to August 1999, where she was responsible for product introduction to retail chains and development of in-store advertising programs and "roto's" promotional programs. From 1988 to 1995, Ms Lundgren worked as Senior Vice President for Yegen Associates and an affiliate of Yegen Associates, Lion Associates, in Paramus, New Jersey. Ms Lundgren was responsible for the marketing program development and credit quality standard review for a privately held consumer lending organization which had 75 offices nationwide. Ms Lundgren has served in other marketing and sales capacities in the financial services and banking sectors.

ITEM 9 EXECUTIVE COMPENSATION

    The Company has not paid any compensation to its current directors.

    On September 24, 1999, Creative Products entered into a three-year employment agreement with Susan Schreter, which is subject to automatic one-year extensions unless terminated by Ms Schreter or Creative Products. Under the terms of the agreement, Ms Schreter is to spend up to 25% of her time working for Creative Products and is to receive a $25,000 salary for her services to Creative Products. At such time when she devotes 100% of her time, she will be entitled to receive $150,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                            ANNUAL      COMPENSATION
                                                                         COMPENSATION     AWARDS/
NAME OF PRINCIPAL POSITION                                      YEAR        SALARY        OPTIONS
--------------------------                                    --------   ------------   ------------
Susan A Schreter............................................    1999        $25,000*        5,000

------------------------

*   This amount is accrued but not paid.

ITEM 10 CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    As part of the negotiation of Creative Products employment agreement with Susan Schreter, Creative Products sold 384,000 shares of its common stock to Ms Schreter on Oct 4, 1999 for $19,200, which consideration the independent directors of Creative Products concluded no less than the fair value of such shares. In reaching such conclusion, the independent directors took into consideration, among other things, an appraisal of such shares that was conducted by an independent valuation firm.

    It is the policy of the Company with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company that could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes that the transactions described above complied with such policy.

ITEM 11 DESCRIPTION OF SECURITIES

    The authorized capital stock of Creative Products consists of 15,000,000 shares of common stock, $.01 par value per share, of which 1,912,204 are issued or outstanding, and 1,000,000 shares of preferred stock (the "Preferred Stock") of which no shares are issued or outstanding.

PREFERRED STOCK

    The Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the Preferred Stock in series and by filing a certificate pursuant to the Delaware General Corporation law to establish the number of shares to be included in each series. The Preferred Stock may be issued either as a class without series, or if so determined from time to time by the Board of Directors, whether in whole or in part in one or more series, each series to be appropriately designated by a distinguishing number, letter or title prior to the issue of any shares thereof.

    The Board of Directors has the authority to fix the voting power, the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the Preferred Stock in the resolution or resolutions adopted by the Board of Directors providing for the issuance of the Preferred Stock.

COMMON STOCK

    Subject to the provisions of law and the preferences of the Preferred Stock, dividend may be paid on the Common Stock at such time and in such amounts as the Board of Directors may deem advisable.

    The Board of Directors is authorized to effect the elimination of shares of Common Stock purchased or otherwise reacquired by Creative Products from the authorized capital stock or number of shares of Creative Products in the manner provided for in the General Corporation Law of Delaware.

ITEM 12 STOCK OPTION PLANS

    The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock. Compensation cost for stock options is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

    During 1999, options to acquire 14,000 shares at $.30 per share and 5,000 shares at $.32 per share of stock were granted to officers and directors of the Company. These options expire in ten years or five years if the Grantee holds 10% or more of the outstanding common shares. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 1999. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements.

    Following is a summary of the status of the plan during 1999:

                                                     NUMBER OF   WEIGHTED AVERAGE
NAME                                                  OPTIONS     EXERCISE PRICE
----                                                 ---------   ----------------
Susan A Schreter...................................    5,000         $   .32
c/o Creative Products International, Inc.
3317 3rd Ave S
Seattle WA 98134

Lisa Indovino......................................    5,000             .30
118 Bellevue Ave
Upper Montclaire NJ 07403

Joan Lundgren......................................    5,000             .30
326 Prospect Ave
Hackensack NJ 07601
                                                      ------         -------
Non executive......................................    4,000             .30
                                                      ======         =======
Outstanding at December 31, 1999...................   19,000         $   .305
                                                      ======         =======

    These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

ITEM 13 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1999 with respect to the beneficial ownership of the Company's Common Stock by
(i) each stockholder known by the company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER              NUMBER OF SHARES   PERCENT OWNED
------------------------------------              ----------------   -------------
Susan A Schreter................................      473,447*            24.7%
c/o Creative Products International Inc
3317 3rd Ave S
Seattle WA 98134

Lisa Indovino...................................        5,000               **
118 Bellevue Ave
Upper Montclaire NJ 07403

Joan Lundgren...................................       37,500              1.9%
326 Prospect Ave
Hackensack NJ 07601

All directors as a group........................      515,947             26.9%

------------------------

*   number includes 5,000 unexercised incentive stock

**  represents less than 1%

ITEM 14 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

EXHIBITS

    None

REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 23, 2000.

                                                       CREATIVE PRODUCTS INTERNATIONAL, INC.

                                                       By:  /s/ SUSAN A. SCHRETER

    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                      TITLE                          DATE
---------                      -----                          ----
Susan A Schreter               Chairman and CEO               March 23, 2000

Joan Lundgren                  Director                       March 23, 2000

Lisa Indovino                  Director                       March 23, 2000