Form 10QSB
period 2000-03-31
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2000-05-15
CIK 1096613

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission file number 000-27615


                         CREATIVE PRODUCTS INTERNATIONAL
                 (Name of small business issuer in its charter)
                      ------------------------------------

         DELAWARE                                                   52-2158936
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                      ------------------------------------

                    3317 3RD AVE S, SEATTLE, WASHINGTON 98134
                          (principle executive offices)

                                 (206) 264-1005
                (issuer's telephone number, including area code)
                      ------------------------------------

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

Yes  X  No
    ---    ---

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of December 31, 1999, the Registrant had 1,912,204 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                              ---     ---

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


         INDEX                                                                                   PAGE NUMBER

PART I:       FINANCIAL INFORMATION

Item 1            Balance Sheet at March 31, 2000........................................................3
                           (unaudited for March  31, 2000 Period)

                  Statement of Operations for the period
                           ended  March 31, 2000 (unaudited).............................................4

                  Statement of Stockholders Equity.......................................................5

                  Statement of Cash Flows for the period
                           ended March 31, 2000 (unaudited)..............................................6


Item 2            Notes to Financial Statements..........................................................7


Item 3            Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.........................................................7

PART II:      OTHER INFORMATION

Item 1            Legal Proceedings.....................................................................10

Item 2            Changes in Securities.................................................................10

Item 3            Defaults Upon Senior Securities.......................................................10

Item 4            Submission of Matters to a Vote of Security Holders...................................10

Item 5            Other Information.....................................................................10

Item 6            Exhibits..............................................................................10


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 MARCH 31, 2000


                                                                                         March 31st

         ASSETS
Current assets:
         Cash                                                                            $252,403
                                                                                        ---------
                  Total current assets                                                    252,403

Other assets
         Intangible assets, net                                                           151,646
         Technological assets, net                                                         93,150
         Prepaid expenses                                                                  19,800
                                                                                        ---------
                  Total other assets                                                      264,596

                           TOTAL ASSETS                                                  $517,000
                                                                                          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                                   8,266
         Accrued liabilities                                                               31,250
                                                                                           ------
                  Total liabilities                                                        39,516
                                                                                           ------

Stockholders' equity

         Common stock                                                                      19,122
         Additional paid in capital                                                       515,730
         Accumulated deficit                                                              (57,368)
                                                                                        ----------
                  Total stockholders equity                                               477,484
                                                                                        ----------

                           TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $517,000
                                                                                        =========


                 See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                         (A DEVELOPMENTAL STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                                                                         TOTAL
                                                                                                      ACCUMULATED
                                                                                                       DURING THE
                                                                                                      DEVELOPMENT
                                                            1-JAN-00                                     STAGE
                                                               TO                                     MAR 25 99 TO
                                                            31-MAR-00                                MARCH 31 2000
                                                            ---------                                -------------
Operating Expenses
              Amortization                                 $        8,717                            $       18,056
              expense
              Accounting fees                              $        6,681                            $        6,681
              Salaries                                     $        4,965                            $        4,965
              Other                                        $        1,350                            $        1,350
              Officer salaries                             $        6,250                            $       31,250

                          Total operating                  $       27,963                            $       62,302
                          expense

              Net Loss from Operations                     $      (27,963)                           $      (62,302)
                                                           --------------                             -------------

Other
Income/Expense
              Interest Income                              $        3,733                            $        4,933
                                                           --------------                            --------------
                          Total other income               $        3,733                            $        4,933
                                                           --------------                            --------------

                          Net Loss                         $      (24,230)                           $      (57,368)
                                                           ==============                            ==============


Net loss per common share                                  $       (0.01)                            $       (0.03)


                 See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                                                                         ADDITIONAL       DURING THE
                                               DATE OF         NUMBER                     PAID-IN        DEVELOPMENT
                                             TRANSACTION     OF SHARES     PAR VALUE      CAPITAL           STAGE        TOTAL
                                             -----------     ---------     ---------     ---------      ------------   -----------

Shares issued to parent for cash              25-Mar-99             1      $        -    $   50,000     $         -    $    50,000
Intangible assets contributed by              30-Jun-99                                  $  165,652     $         -    $   165,652
  parent at historical cost
Shares issued to parent for cash              27-Sep-99     1,528,204      $   15,282    $  284,718     $         -    $   300,000
Shares issued to officer for cash             Oct 4,1999      384,000      $    3,840    $   15,360     $         -    $    19,200
Net Loss Quarter Ended March 31, 2000                               0      $        -    $        -     $   (24,230)   $   (24,230)
Net Loss Inception through Dec 31, 1999                             0      $        -    $        -     $   (33,138)   $   (33,138)
                                                                    -      ----------    ----------     -----------    -----------

Balance March 31, 2000                                      1,912,204      $   19,122    $  515,730     $   (57,368)   $   477,484











                 See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                          TOTAL
                                                                                                       ACCUMULATED
                                                                                                        DURING THE
                                                                                                       DEVELOPMENT
                                                                         1-JAN-00                         STAGE
                                                                            TO                         MAR 25 99 TO
                                                                        31-MAR-00                     MARCH 31 2000
                                                                        ---------                     -------------

Cash flows from Operating Activities
           Net Loss                                                   $     (24,230)                 $     (57,369)
           Prepaid expenses                                           $     (19,800)                 $     (19,800)
           Accounts payable                                           $       8,266                  $       8,266
           Accrued salaries payable                                   $       6,250                  $      31,250
           Amortization expense                                       $       8,717                  $      18,056
                                                                      -------------                  -------------

           Net cash provided from operating activities                $     (20,797)                 $     (19,597)

Cash flows from Financing Activities

           Proceeds from issuance of common stock to parent           $         -                    $     350,000
           Proceeds from issuance of common stock to officer          $         -                    $      19,200
                                                                      -------------                  -------------

           Net cash provided from Financing Activities                $         -                    $     369,200

Cash flows from Investing Activities
           Purchase of Web Technology                                 $     (97,200)                 $     (97,200)
                                                                      -------------                  -------------

           Net cash provided from Investing Activities                $     (97,200)                 $     (97,200)
                                                                      -------------                  -------------
           Increase/(Decrease) in Cash                                $    (117,997)                 $     252,403

Cash at Beginning of Period                                           $     370,400                  $         -
                                                                      -------------                  -------------

Cash at End of Period                                                 $     252,403                  $     252,403
                                                                      =============                  =============




                 See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2000

ITEM 2            NOTES TO FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Creative Productions International Inc, ("the Company") which was incorporated on March 25, 1999, is in the development stage. The Company's objective is to commercialize certain Internet-based coupon, promotion and coupon redemption merchandising services to consumer production manufacturers as well as other multi-medium bases interactive educational products for young children and their parents.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim period financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited financial statements and accompanying notes included in the Registrants latest annual report on Form 10-K for the year ended December 31, 1999. In the opinion of the Registrant, the unaudited financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

ITEM 3:  MANAGEMENTS DISCUSSION AND ANALYSIS OF CREATIVE PRODUCTS OPERATION

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with financial statements, including the notes thereto, of the Company contained elsewhere in this form 10-QSB.

OVERVIEW

Creative Products is a development stage company organized to commercialize certain educational and consumer products geared to children under the age of six, as well as other Internet-based promotion, marketing, and merchandising businesses. The Companys first internet businesses, developed under the names Coupons4Everything.com and ePromo Networks intends to offer fully integrated manufacturers coupons and rebate distribution and process services for client consumer product manufacturers. C4e seeks to be the largest source for brand name coupons and rebates for home consumers to use for both off-line and on-line purchases. Income will be generated by coupon and ad listing fees paid by manufacturers to C4e and by referral fees of product purchases paid by on on-line retailer which accepts manufacturers coupons. Epromo Networks is developing coupon redemption processing services for on-line transactions processing data for all online coupons.

RESULTS OF OPERATIONS

Since inception, there has been limited activity in terms of revenue and expense generation. The Company has generated $3,733 in interest income for the quarter ended March 31, 2000. Revenues from the sale of interest-related advertising are not expected until the second half of the current fiscal year. There is no assurance that the Company will be able to generate sufficient revenues to offset its liabilities. There was no quarter ended March 31, 199 for management to prepare a comparison of operating results

Total operating expenses for the quarter ended March 31, 2000 was $27,963. Interest income was offset by accrued officer's salary of $6,250, other salary expenses of $4,965, and software training expense of $1,350. In addition, the Company incurred accounting fees of $6,681. During the period, the Company purchased certain content management software for its planned website for coupon and rebate consumer distribution of $8,717.

As a result of the foregoing, the Company generated a net loss of $24,230 for this quarter of its fiscal year. The net loss per share during the Company's quarter was ($.01).

The Company's liquidity and capital resources at March 31, 2000 consisted of cash of $252,403 which was held primarily in interest bearing accounts. The Company is seeking new sources of equity to continue its development activities. There is no assurance that Creative Products will be able to secure additional financing, through debt or equity, which is required to complete development of its products, organize a workable internet website that can accept product orders or develop income producing promotional business or ultimately implement its retail product commercialization plan.

On April 14, 2000, the stock market experienced what many analysts refer to as a correction, affecting primarily technology stocks. Many of these technology stocks offer various web-related services, and may not be generating profits or adequate cash flow to support their long-term business activity. This correction may affect the Company's ability to raise capital for its intended operations.

 STOCK-BASED COMPENSATION

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock. Compensation cost for stock options is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. The Company did not award any stock options during the period.

LOSS PER SHARE

SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No 128, the computation of diluted EPS shall not assume conversion, exercise or contingent issuance of securities that would have antidilutive effect on earnings per share. SFAS No 128 also states that although including those potential common shares in the other diluted-per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exist, even if the entity reports net income.

Due to the net loss position of the Company, only the basic net loss per common share is presented on the face of the statements of operations for the period ended March 31, 2000

OPERATING LEASE

The Company entered into a non-cancelable five-year lease for its facilities, beginning April 1, 2000. The future minimum lease payments are as follows:


2000                                           $         43,200
2001                                                     59,760
2002                                                     62,748
2003                                                     65,885
2004                                                     69,176
Thereafter                                               17,507
                                              ------------------
                                                $       318,276
                                              ==================

FORWARD-LOOKING STATEMENTS

This Form 10-QSB and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

When used in the Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, the costs of product development and other risks and uncertainties, in addition to any uncertainties with respect to management of growth, increases in sales, the competitive environment, hiring and retention of employees, pricing, new product introductions, product productivity, distribution channels, enforcement of intellectual property rights, possible volatility of stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

PART II

OTHER INFORMATION

Item 1          Legal Proceedings.

                None.

Item 2          Changes in Securities.

Item 3          Defaults Upon Senior Securities.

                None.

Item 4          Submission of Matters to a Vote of Security Holders

                None.

Item 5          Other Information.

                None.

Item 6          Exhibits

                27.1 - Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

        CREATIVE PRODUCTS INTERNATIONAL, INC.
        (Registrant)

Date: March 12, 2000 By: /s/ Susan A. Schreter
                        ----------------------
                        President

10