Form 10QSB
period 2000-06-30
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2000-08-14
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ---------------------------------------------
                                   FORM 10-QSB

(Mark  One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2000

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

                                 (206) 264-1005
                      ------------------------------------
                (issuer's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of June 30, 2000, the Registrant had 1,912,204 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes      No  X
                                                                     ---     ---

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
                FOR THE 3 AND 6 MONTHS PERIOD ENDED JUNE 30, 2000



INDEX                                                                 PAGE NUMBER

PART I:  FINANCIAL INFORMATION

Item 1   Balance Sheet at June 30, 2000                                    3
              (unaudited)

         Statement of Operations for the period
              ended  June 30, 2000 (unaudited)                             4

         Statement of Stockholders Equity                                  5

         Statement of Cash Flows for the period
              ended June 30, 2000 (unaudited)                              6

Item 2   Notes to Financial Statements                                     7


Item 3   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        7

                 CREATIVE PRODUCTS INTERNATIONAL, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                             JUNE 30, 2000



                           ASSETS                      JUNE 30
                                                         2000
                                                      (UNAUDITED)
                                                      ----------
Current Assets
  Cash                                                $ 132,146
                                                      ----------

        Total current assets                            132,146

Other assets:
  Intangible assets, net                                146,979
  Technological assets, net                             220,383
  Equipment, net                                         25,262
  Prepaid expenses                                       15,000
                                                      ----------

        Total other assets                              407,624
                                                      ----------

          TOTAL ASSETS                                $ 539,770
                                                      ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                      117,838
  Accrued liabilities - officer salary                   43,750
                                                      ----------

          Total current liabilities                     161,588
                                                      ----------
Stockholders' equity
  Common stock                                           19,122
  Additional paid-in capital                            515,730
  Accumulated deficit                                  (156,670)
                                                      ----------

          Total stockholders' equity                    378,182
                                                      ----------

          TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $ 539,770
                                                      ==========

                                    CREATIVE PRODUCTS INTERNATIONAL, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF INCOME
                                                 JUNE 30, 2000


                                                                                                       TOTAL
                                                                                                    ACCUMULATED
                                                                                                     DURING THE
                                                 3 MONTH       6 MONTH       3 MONTH      6 MONTH    DEVELOPMENT
                                                 PERIOD         PERIOD        PERIOD       PERIOD       STAGE
                                                1-APR-00       1-JAN-00      1-APR-99     25-MAR-99   25-MAR-99
                                                    TO            TO            TO           TO         TOTAL
                                                 30-JUN-00     30-JUN-00     30-JUN-99    30-JUN-99   30-JUN-00
                                               -------------  -----------  ----------  ----------  -----------
Operating expenses
  Amortization and depreciation                $     17,171   $   25,888   $        -  $        -  $   35,227
  Marketing & Advertising                            42,841       49,156            -           -      47,806
  Administration                                     38,709       44,959            -           -      71,309
  Professional fees                                   2,969        9,650            -           -       9,650
                                               -------------  -----------  ----------  ----------  -----------

        Total operating expenses                    101,690      129,653            -           -     163,992
                                               -------------  -----------  ----------  ----------  -----------

        Net Loss from operations                   (101,690)    (129,653)           -           -    (163,992)
                                               -------------  -----------  ----------  ----------  -----------

Other income (expense)
   Interest income                                    2,389        6,122            -           -       7,322

        Total other income                            2,389        6,122            -           -       7,322
                                               -------------  -----------  ----------  ----------  -----------

        Net loss                               $    (99,301)  $ (123,531)  $        -  $        -  $ (156,670)
                                               =============  ===========  ==========  ==========  ===========


  Weighted average common shares outstanding      1,912,204    1,912,204    1,912,204   1,912,204   1,912,204
                                               =============  ===========  ==========  ==========  ===========

  Net loss per common share                    $      (0.05)  $    (0.06)  $        -  $        -  $    (0.08)
                                               =============  ===========  ==========  ==========  ===========

                                        CREATIVE PRODUCTS INTERNATIONAL, INC
                                            (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF STOCKHOLDERS EQUITY



                                                                                              DEFICIT
                                                                                              ACCUMULATED
                                                                                ADDITIONAL    DURING THE
                                         DATE OF      NUMBER                     PAID-IN      DEVELOPMENT
                                         TRANSACTION  OF SHARES    PAR VALUE     CAPITAL      STAGE          TOTAL
                                         -----------  -----------  ----------  -------------  -----------  ----------

Shares issued to parent for cash           25-Mar-99            1  $        -  $      50,000   $       -   $  50,000
Intangible assets contributed by           30-Jun-99  $         -  $  165,652  $           -   $ 165,652
    parent at historical cost
Shares issued to parent for cash           27-Sep-99    1,528,204  $   15,282  $     284,718   $       -   $ 300,000
Shares issued to officer for cash         Oct 4,1999      384,000  $    3,840  $      15,360   $       -   $  19,200
Net Loss Six Months Ended June 30, 2000                         -  $        -  $           -   $(123,531)  $(123,531)
Net Loss Inception through Dec 31,1999                          -  $        -  $           -   $ (33,139)  $ (33,139)
                                         -----------  -----------  ----------  -------------  -----------  ----------

Balance June 30, 2000                                   1,912,204  $   19,122  $     515,730   $(156,670)  $ 378,182

                                      CREATIVE PRODUCTS INTERNATIONAL, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF CASH FLOWS
                                                   JUNE 30, 2000


                                                                                                               TOTAL
                                                                                                            ACCUMULATED
                                                                                                            DURING THE
                                                       3 MONTH         6 MONTH    3 MONTH      6 MONTH      DEVELOPMENT
                                                        PERIOD         PERIOD      PERIOD       PERIOD         STAGE
                                                       1-APR-00       1-JAN-00    1-APR-99     25-MAR-99    25-MAR-99
                                                          TO             TO          TO           TO           TOTAL
                                                       30-JUN-00     30-JUN-00    30-JUN-99    30-JUN-99    30-JUN-00
---------------------------------------------------  -------------  -----------  -----------  ------------  ----------
Cash flows from operating activities
  Net loss                                           $    (99,301)  $ (123,531)  $        -   $          -  $(156,670)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                          17,173       25,890                                 35,229
    Changes in operating assets and liabilities
      Prepaid expenses                                      4,800      (15,000)                               (15,000)
      Accounts payable                                    109,572      117,839                                117,838
      Accrued salaries payable                             12,500       18,750                                 43,750
                                                     -------------  -----------  -----------  ------------  ----------
        Net cash used in operating activities              44,744       23,948            -              -     25,147

Cash flows from financing activities
  Additional paid in capital                                                        300,000
  Proceeds from issuance of common stock to parent              -            -                     350,000    350,000
  Proceeds from issuance of common stock to officer             -            -            -                    19,200
                                                     -------------  -----------  -----------  ------------  ----------
        Net cash provided by financing activities               -            -      300,000        350,000    369,200

Cash flows from investing activities
  Equipment                                               (27,219)     (27,219)           -              -    (27,219)
  Purchase of web technology                             (137,782)    (234,982)           -              -   (234,982)
                                                     -------------  -----------  -----------  ------------  ----------
        Net cash provided by investing activities        (165,001)    (262,202)           -              -   (262,201)

Increase/(Decrease) in Cash                          $   (120,257)  $ (238,254)  $  300,000   $    350,000  $ 132,146

Cash at beginning of period                               252,403      370,400       50,000              -          -
                                                     -------------  -----------  -----------  ------------  ----------

Cash at end of period                                $    132,146   $  132,146   $  350,000   $    350,000  $ 132,146
                                                     =============  ===========  ===========  ============  ==========

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2000

ITEM  2          NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Creative Products International Inc, ("the Company") which was incorporated on March 25, 1999, is in the development stage. The Company's objective is to commercialize certain Internet-based coupon, promotion and coupon redemption merchandising services to consumer product manufacturers as well as other multi-media based consume products

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

OVERVIEW

Creative Products is a development stage company organized to commercialize certain educational and internet-based businesses. The Company's first internet businesses, developed under the names Coupons4Everything.com and ePromo Networks intends to offer fully integrated manufacturers coupons and rebate distribution and process services for client consumer product manufacturers. C4e seeks to be the largest source for brand name coupons and rebates for home consumers to use for both off-line and on-line purchases. Income will be generated by coupon and ad listing fees paid by manufacturers to C4e and by referral fees of product purchases paid by on on-line retailer which accepts manufacturers coupons. Epromo Networks is developing coupon redemption processing services for on-line transactions processing data for all online coupons.

RESULTS  OF  OPERATIONS

Since inception, there has been limited activity in terms of revenue and expense generation. The Company has generated $2,389 in interest income for the quarter ended June 30, 2000, and $7,322 total during the development stage which covers the period from March 25, 1999 to June 30, 2000. Revenues from the sale of internet-related advertising are not expected until after the Company launches its web site during the fourth quarter of the current fiscal year. There is no assurance that the Company will be able to generate sufficient revenues to offset its liabilities.

As the Company is in the developmental stage, there was no activity in the quarter ended June 30, 1999 for management to prepare a comparison of operating results. No expenses were incurred in the comparing quarter ended June 30, 1999.

Total operating expenses during the development stage was $163,992, of which $101,690 was for the quarter ended June 30, 2000. For the quarter, interest income of $2,389 was offset by marketing and advertising expenses of $42,841, of which $26,854 was salary expenses; administrative expenses of $38,709 of which $12,500 was accrued salaries; and accounting fees of $2,827.

During the period, the Company incurred capitalized development costs of $137,782 for its planned website, and $27,220 in equipment. The amount of development costs spanning the development stage was $262,202. An amortization expense was $17,171 for the quarter, and $35,226 since inception.

As a result of the foregoing, the Company generated a net loss of $99,301 for this quarter of its fiscal year. The net loss per share during the Company's quarter was $.05. During the development stage, the Company's net loss was $156,670, and the loss per share was $.08.

The Company's liquidity and capital resources at June 30, 2000 consisted of cash of $132,146. The Company is seeking new sources of equity to continue its development activities. There is no assurance that the Company will be able to secure additional financing, through debt or equity, which is required to complete development of its internet business, organize a financially viable internet website, or ultimately implement its educational product commercialization plan.

On April 14, 2000, the stock market experienced what many analysts refer to as a correction, affecting primarily technology stocks. Many of these technology stocks offer various web-related services, and may not be generating profits or adequate cash flow to support their long-term business activity. This correction may affect the Company's ability to raise capital for its intended operations.

Further, the venture capital markets have reportedly become more selective in investing in start-up businesses, taking more time to review proposed transactions and asking for larger equity stakes to compensate for additional perceived risk. These factors may affect the Company's ability to raise new capital, which it must to continue development of its business and launch its website, and the dilution to existing stockholders.

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

Due to the net loss position of the Company, only the basic net loss per common share is presented on the face of the statements of operations for the period ended June 30, 2000.

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

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 11, 2000.


                                        CREATIVE  PRODUCTS  INTERNATIONAL,  INC


                                        By:  /s/   Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                   TITLE                          DATE

Susan A Schreter            Chairman and CEO               August 11, 2000