Form 10QSB
period 2000-09-30
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2000-11-20
CIK 1096613

9/0/SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark  One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

OR

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934 For  the transition period from __________ to __________


                        Commission file number 000-27615


                      CREATIVE PRODUCTS INTERNATIONAL, INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of September 30, 2000, the Registrant had 1,912,204 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes      No X
                                                                    ---     ---

                    CREATIVE  PRODUCTS  INTERNATIONAL,  INC
                       (A  DEVELOPMENT  STAGE  COMPANY)
                                  FORM  10-QSB
              FOR THE 3 AND 9 MONTHS PERIOD ENDED SEPTEMBER 30, 2000

INDEX                                                                PAGE NUMBER


PART I:    FINANCIAL INFORMATION

Item 1  Balance Sheet at September 30, 2000. . . . . . . . . . . . . . . . . .3
           (unaudited)

        Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 (unaudited). . . . . . . . . . . 4

        Statement of Stockholder's Equity (unaudited). . . . . . . . . . . . .5

        Statements of Cash Flows for the three months and nine months ended September 30, 2000 and 1999 (unaudited). . . . . . . . . . . 6

        Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .7


Item 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 7

               CREATIVE PRODUCTS INTERNATIONAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET


    ASSETS                                            SEPTEMBER 30,
                                                          2000
                                                       (UNAUDITED)
                                                       -----------

Current Assets
  Cash                                                 $  35,526
                                                       ----------

        Total current assets                              35,526

Other assets
  Intangible assets, net                                  28,275
  Technological assets, net                              602,504
  Equipment, net                                          24,996
  Prepaid expenses                                        15,000
                                                       ----------

        Total other assets                               670,775
                                                       ----------

          TOTAL ASSETS                                 $ 706,301
                                                       ==========


        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
  Accounts payable                                     $ 433,803
  Note payable, stockholder                              136,925
  Accrued liabilities - officer salary                    85,416
                                                       ----------

          Total current liabilities                      656,144
                                                       ----------
Stockholders' equity
  Common stock                                            19,122
  Additional paid-in capital                             515,730
  Accumulated deficit                                   (484,695)
                                                       ----------

          Total stockholders' equity                      50,157
                                                       ----------

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $ 706,301
                                                       ==========

          See accompanying notes to financial statements

                                          CREATIVE PRODUCTS INTERNATIONAL, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS

                                                                                                                        TOTAL
                                                                                                                     ACCUMULATED
                                                                                                                     DURING THE
                                                             3 MONTH      9 MONTH        3 MONTH        9 MONTH      DEVELOPMENT
                                                             PERIOD        PERIOD         PERIOD         PERIOD         STAGE
                                                           1-JUL-2000    1-JAN-2000     1-JUL-1999    25-MAR-1999    25-MAR-1999
                                                               TO             TO            TO             TO            TO
                                                          30-SEP-2000    30-SEP-2000    30-SEP-1999   30-SEP-1999    30-SEP-2000
                                                         -------------  -------------  ------------  -------------  -------------

Operating expenses
  Amortization and depreciation                          $     32,264   $     58,154   $          -  $      4,671   $   67,493
  Marketing                                                    81,537        131,071              -             -      131,076
  Administration                                               95,587        140,165              -             -      165,161
  Professional fees                                             2,661         12,311              -             -       12,311
                                                         -------------  -------------  ------------  -------------  -----------

        Loss from operations before write off
        of non web-site intangible assets                    (212,049)      (341,700)             -        (4,671)    (376,040)
                                                         -------------  -------------  ------------  -------------  -----------

   Write off of non-web site
    intangible assets                                        (114,038)      (114,038)             -             -     (114,038)
                                                         -------------  -------------  ------------  -------------  -----------

        Loss from operations                                 (326,087)      (455,738)             -        (4,671)    (490,078)
                                                         -------------  -------------  ------------  -------------  -----------


Other income (expense)
   Interest income                                                  -          6,122              -             -        7,322
   Interest expense                                            (1,938)        (1,938)             -             -       (1,938)
                                                         -------------  -------------  ------------  -------------  -----------

        Total other income (expense)                           (1,938)         4,184              -             -        5,384
                                                         -------------  -------------  ------------  -------------  -----------

        Net loss                                         $   (328,025)  $   (451,555)  $          -  $     (4,671)  $ (484,694)
                                                         =============  =============  ============  =============  ===========


        Weighted average common shares outstanding          1,912,204      1,912,204      1,912,204     1,912,204    1,912,204
                                                         =============  =============  ============  =============  ===========

  Net loss per common share                              $      (0.17)  $      (0.24)  $          -  $      (0.00)  $    (0.25)
                                                         =============  =============  ============  =============  ===========

          See accompanying notes to financial statements

                                                CREATIVE PRODUCTS INTERNATIONAL, INC
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENT OF STOCKHOLDER'S EQUITY



                                                                                              DEFICIT
                                                                                            ACCUMULATED
                                                                              ADDITIONAL    DURING THE
                                            DATE OF     NUMBER                  PAID-IN     DEVELOPMENT
                                          TRANSACTION  OF SHARES  PAR VALUE     CAPITAL        STAGE        TOTAL
                                          -----------  ---------  ----------  -----------  -------------  ----------
Shares issued to former parent for cash   25-Mar-1999          1  $        -  $    50,000  $          -   $  50,000
Intangible assets contributed by          30-Jun-1999                      -      165,652             -     165,652
   former parent at historical cost
Shares issued to parent for cash          27-Sep-1999  1,528,204      15,282      284,718             -     300,000
Shares issued to officer for cash         Oct 4,1999     384,000       3,840       15,360             -      19,200
Net Loss Inception through Dec 31,1999                         -           -            -       (33,139)    (33,139)
Net loss Nine-Months ended Sept 30, 2000                       -           -            -      (451,555)   (451,555)
                                                       ---------  ----------  -----------  -------------  ----------

Balance September 30, 2000                             1,912,204  $   19,122  $   515,730  $   (484,694)  $  50,158
                                                       =========  ==========  ===========  =============  ==========

                                                 CREATIVE PRODUCTS INTERNATIONAL, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS

                                                                                                                 TOTAL
                                                                                                              ACCUMULATED
                                                                                                              DURING THE
                                                      3 MONTH        9 MONTH       3 MONTH       9 MONTH      DEVELOPMENT
                                                       PERIOD         PERIOD        PERIOD        PERIOD         STAGE
                                                     1-JUL-2000    1-JAN-2000     1-JUL-1999    25-MAR-1999    25-MAR-1999
                                                         TO             TO            TO             TO            TO
                                                    30-SEP-2000    30-SEP-2000   30-SEP-1999    30-SEP-1999   30-SEP-2000
                                                   -------------  -------------  ------------  -------------  ------------

Cash flows from operating activities
  Net loss                                         $   (328,025)  $   (451,555)  $          -  $     (4,671)  $  (484,694)
  Adjustments to reconcile net loss to net cash
    provided by in operating activities
    Amortization and depreciation                        32,264         58,154              -         4,671        67,493
    Write-off non web site intangible assets            114,038        114,038              -             -       114,038
    Changes in operating assets and liabilities
      Prepaid expenses                                        -        (15,000)             -             -       (15,000)
      Accounts payable                                  315,965        433,803              -             -       433,803
      Expenses payable - officer                         12,986         12,986              -             -        12,986
      Interest payable - officer                          1,938          1,938              -             -         1,938
      Accrued salaries payable - officer                 41,666         60,416              -             -        85,416
                                                   -------------  -------------  ------------  -------------  ------------
        Net cash provided by operating activities       190,833        214,781              -             -       215,980

Cash flows from financing activities
  Additional paid in capital
  Note payable - stockholder                            122,000        122,000              -             -   $   122,000
  Proceeds from issuance of common stock
    to parent                                                 -              -              -       500,370       515,730
  Proceeds from issuance of common stock
    to officer                                                -              -              -        15,282        19,122
                                                   -------------  -------------  ------------  -------------  ------------
        Net cash provided by financing activities       122,000        122,000              -       515,652       656,852

Cash flows from investing activities
  Equipment                                              (1,690)       (28,910)             -             -      (194,562)
  Site development & technology                        (407,762)      (642,745)             -      (165,652)     (642,745)
                                                   -------------  -------------  ------------  -------------  ------------
        Net cash provided by investing activities      (409,453)      (671,654)             -      (165,652)     (837,306)

Increase/(Decrease) in Cash                        $    (96,620)  $   (334,873)  $          -  $    350,000   $    35,526

Cash at beginning of period                             132,146        370,400        350,000             -             -
                                                   -------------  -------------  ------------  -------------  ------------

Cash at end of period                              $     35,526   $     35,526   $    350,000  $    350,000   $    35,526
                                                   =============  =============  ============  =============  ============

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2000

NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Creative Products International Inc, ("the Company") which was incorporated on March 25, 1999, is in the development stage. The Company's objective is to commercialize certain Internet-based, promotion and coupon redemption merchandising services to consumer product manufacturers as well as other multi-media based consumer products.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The interim period financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited financial statements and accompanying notes included in the Registrants latest annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Registrant, the unaudited financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

NOTE  3.  POST  PERIOD  EVENT

The Company is marketing a private placement to qualified investors for approximately 750,000 to 1 million units. Each unit consists of one share of common stock and one Class A Warrant to purchase a share of common stock at $1.50. The term of the warrant is two years from the date the Company's common shares begin trading on the NASDAQ Small Caps market. Upon the close of the private placement, the Company anticipates that it will change the name of the Company to ePromo Networks, Inc.

The Company's continued operations and site development activities are dependent upon the Company's securing additional sources of working capital through debt or equity. Failure to obtain additional working capital may result in the Company suspending operations. The Company continues to incur development expenses and does not anticipate generating any revenue prior to launch of the Company's first internet site, Coupons4Everything, to offset, in part only, the Company's costs of operations. There is no assurance that the Company will be successful in securing additional sources of working capital necessary to complete development stage operations, launch the website, retain qualified management and staff, and maintain business operations to such time as the Company can achieve positive cash flow. Further adverse changes in general economic conditions, the appetite of financial investors to invest in start up internet businesses with an uncertain future, and manufacturers interest in promoting products and services online to consumers.


ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with financial statements, including the notes thereto, of the Company contained elsewhere in this form 10-QSB.

OVERVIEW

Creative Products is a development stage company organized to commercialize certain educational and internet-based businesses. The Company's first internet business, developed under the names Coupons4Everything.com ("c4e") and ePromo Networks intends to offer fully integrated manufacturers coupons and rebate distribution and processing services for client consumer product manufacturers. c4e seeks to be the largest source for brand name coupons and rebates for home consumers to use for both off-line and on-line purchases. Other services offered by the site included market research, consumer database generation, free sample distribution, and comparative product research. Income will primarily be generated by placement listing fees paid by manufacturers to the Company. ePromo Networks is developing coupon redemption processing services for on-line consumer product purchases in which a manufacturers coupon is applied.

RESULTS  OF  OPERATIONS

Since inception, there has been limited activity in terms of revenue generation. The Company generated interest income of $7,322 during the development stage period from March 25, 1999 to September 30, 2000. Revenues from the sale of internet-related advertising are not expected until after the Company launches the c4e website. There is no assurance that the Company will be able to generate sufficient revenues to offset its liabilities nor launch the c4e on a timely basis and generate sufficient consumer traffic to warrant advertising support from leading consumer product manufacturers.

There was no activity in the quarter ended September 30, 1999 for management to prepare a comparison of operating results to the quarter ended September 30, 2000.

For the period ended September, the Company wrote off $114,038 of non-internet intellectual property that were allocated to the Company at the time of corporate spin off. In the nine-month period ended September 30, 1999, the Company generated $4,671 in amortization expense, compared to $58,154 of amortization expense in the nine-month period ended September 30, 2000.

Total operating expenses during the development stage was $490,078, of which $326,087 was incurred during the quarter ended September 30, 2000. For the quarter ended 2000, marketing and salary expenses represented $81,537. Administrative expenses were $95,587 of which $41,666 was accrued salary to an officer. During the quarter the Company hired its first employees, with emphasis on presenting the Company's service capabilities of c4e to larger consumer product manufacturers.

During the three-month period, the Company incurred capitalized development costs of $407,762 for its planned website, and $1,690 in equipment. Since inception, the Company incurred site and technology expenses of $642,745.

As a result of the foregoing, the Company generated a net loss of $328,025 for the quarter ended 9/30/00 and a net loss per share of $.17. During the development stage, the Company's net loss was $484,694, and the net loss per share was $.25.

The Company's liquidity and capital resources at September 30, 2000 consisted of cash of $35,526. The Company is seeking new sources of equity to continue its development and business commercialization activities. There is no assurance that the Company will be able to secure additional financing, through debt or equity, which is required to complete development of its businesses, organize a financially viable internet website, or ultimately implement its service commercialization plans.

In the quarter ended September 30, 2000, the Company received loans totaling $122,000 from the Company's Chief Executive Officer. The CEO is entitled to receive interest on her outstanding loans to the Company at 8% and based on the outstanding loans at September 30, 2000 a five-year fully vested warrant to purchase 54,000 shares of common stock of the Company at $1 per share. In the quarter, the Company accrued $1,938 interest payable to the CEO. The Company also accrued $12,986 in reimbursable travel and administration expenditures and $41,666 in accrued salary payable to the C.E.O.

During the fiscal year there has been a significant change in the stock market's assessment of value of certain technology and internet related businesses. Many of these technology stocks offer various web-related services, and may not be generating profits or adequate cash flow to support their long-term business activity. This correction may affect the Company's ability to raise capital for its intended operations. Further, the venture capital markets have reportedly become more selective in investing in start-up businesses, taking more time to review proposed transactions and asking for larger equity stakes to compensate for additional perceived risk. These factors may affect the Company's ability to raise new capital, which it must to continue development of its business and launch its website, and the amount of the dilution to existing stockholders.

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

Due to the net loss position of the Company, only the basic net loss per common share is presented on the face of the statements of operations for the period ended September 30, 2000.

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


                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on November 17, 2000.


                                        CREATIVE  PRODUCTS  INTERNATIONAL,  INC


                                         By:  /s/  Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                       TITLE                     DATE

Susan A Schreter                Chairman and CEO          November 17, 2000