Form 10KSB
period 2000-12-31
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2001-04-02
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
     ---------------------------------------------------------------------
                                   FORM 10-KSB

(Mark  One)
/ X / ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  December  31,  2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KS. /X/

State  issuer's  other  income  for  its  most  recent  fiscal  year.  $6,650

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

              ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Not  applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of December 31, 2000, the Registrant had 2,287,205 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes     No  X
                                                                     ---    ---

                      DOCUMENTS INCORPORATED BY REFERENCES

Part  II  -  Certain  exhibits                  Included  in prior filings  made
Listed  in  response  to Item 13(a)             under the Securities Act of 1933

     INDEX                                                         PAGE  NUMBER

PART I:
    Item 1   Organization Description of Business . . . . . . . . . . . . . . 4

    Item 2   Description of Properties. . . . . . . . . . . . . . . . . . . . 5

    Item 3   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 5

    Item 4   Submission of Matters to a Vote of Security Holders. . . . . . . 5


PART II
    Item 5   Market Information . . . . . . . . . . . . . . . . . . . . . . . 5

    Item 6   Managements Discussion and Analysis of . . . . . . . . . . . . . 5


    Item 7   Financial Statements . . . . . . . . . . . . . . . . . . . . . . 5

             Balance Sheets at December 31, 1999 and December 31, 2000. . . . 10

             Statements of Operations for the years
             Ended December 31, 1999 and December 31, 2000. . . . . . . . . . 11

             Statement of Stockholders Equity for the years
             ended December 31, 1999 and December 31, 2000. . . . . . . . . . 12

             Statements of Cash Flows for the years
             ended December 31, 1999 and December 31, 2000. . . . . . . . . . 13

             Notes to Financial Statements. . . . . . . . . . . . . . . . . . 14

PART III
    Item 8   Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act. . . . . . . . 19

    Item 9   Executive Compensation . . . . . . . . . . . . . . . . . . . . . 20

    Item 10  Certain Relationships and Related Transactions . . . . . . . . . 20

    Item 11  Description of Securities. . . . . . . . . . . . . . . . . . . . 21

    Item 12  Stock Option Plans . . . . . . . . . . . . . . . . . . . . . . . 21

    Item 13  Security Ownership . . . . . . . . . . . . . . . . . . . . . . . 22

    Item 14  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

                                     PART I

ITEM  1   ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

GENERAL

Creative Products International, Inc. (the "Company" or "CPI") is a development stage company originally organized to commercialize certain product and services which either (i) are sold through chain retail stores; or (ii) serve manufacturers which sell products through chain retail stores. The Company's first business, developed under the business names Coupons4Everything.com and ePromo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and processing services for client consumer product manufacturers.

CORPORATE  HISTORY

The Company was incorporated in the State of Delaware on March 25, 1999 as a subsidiary of Caring Products International, Inc. The Company was spun-off to shareholders on December 23, 1999. The Company has had limited operations to date and is in the development stage. On February 15, 2000, the Company signed a lease for approximately 5,000 sq ft of office space and began active development of its web-based promotion services in April 2000. The Company anticipates the introduction of its first service during the second fiscal quarter of 2001.

PRODUCTS  AND  SERVICES

Research and development priorities for the Company are geared to identifying niche oriented products and services which can be promoted over the internet or offer certain measurable cost-saving and other beneficial service improvements through information technology. The Company is most advanced in the development of an internet business which significantly lowers the cost of distribution of manufacturers coupons and rebates to brand-name consumer product manufacturers. Under the brand names and URL's Coupons4Everything.com, Savings4Everything.com and Rebates4Everything.com, the Company seeks to offer the largest selection of coupons and rebates for products purchased in grocery, drug, mass market, home improvement, toy, lawn & garden, craft, pet, computer equipment, auto, bike and boat dealerships and office supply stores. Service fees are expected to be paid by the client manufacturers and represent a substantial reduction in daily cost of coupon distribution advertising versus traditional Sunday supplement and direct mail vehicles. Management believes that the cost savings plus added promotional features to adequately promote and describe product services, not traditionally available with competing print-based coupon distribution will give the Company a competitive advantage when it begins to sell these services to target consumer product manufacturers. The service, when launched, will allow home consumers the ability to print manufacturers' coupons directly to a consumer's home or office printer, without having to download specialized software. It is anticipated that receipt of coupons and rebates will be a free service to home consumers. The Company is planning other services related to improving the efficiency of various consumer product promotion, processing, redemption and information management for the Company's target consumer product manufacturers. Potential sources of revenue include listing fees for coupon and rebate promotion, site referral fees, coupon and rebate processing fees and management reporting.

SALES  AND  MARKETING

The Company has had limited operations to date. Management anticipates that the introduction of the Company's internet businesses will be advanced through strategic alliances or partnerships and identification of new funding sources. Management anticipates that the Company's coupon and rebate distribution services will be promoted through a variety of relationships with search engines, portals, unaffiliated e-retailers and other trade and consumer advertising. Introduction of any of the Company's products and services is dependent on the Company raising new sources of financing, including, but not limited to new equity. There is no assurance that the Company will be able to raise new equity or develop the partnerships necessary to advance the Company's development toward a self-sustaining, viable, business operation.

PRODUCT  DEVELOPMENT  AND  COMMERCIALIZATION

The Company is in the early stages of product development and has not generated any product or service based revenues. The Company has engaged various programmers, designers and other personnel to begin product and service development largely on an outsourced basis. There is no assurance that the Company's outsourced personnel will be available to the Company to complete product development or that it will be able to hire qualified staff needed to complete product development in a difficult market environment in which several Internet programming service companies are going out of business or reducing their staffing and range of services. And, even if the Company is able to complete service development, there is no assurance that the Company will be able to attract the working capital to introduce its services to consumers or product manufacturers. To conserve the Company's financial and operating resources, the Company has focused on its coupon delivery services during 2000. As such, the Company has not continued development of certain children's products and wrote off all intellectual property associated with these products during Fiscal 2000.

EMPLOYEES

As of December 31, 2000, the Company had five full or part-time time employees at the corporate headquarters, and three field marketing people. During the fiscal year, the Company has hired various part-time consultants to perform certain product development, marketing, and other administrative work for the Company.

ITEM  2    DESCRIPTION  OF  PROPERTIES

The Company signed a lease on February 15, 2000. This office provides approximately 5000 sq. ft pursuant to a lease with 3317 3rd Ave S General Partnership, which to the best of the Company's knowledge, has no affiliation with any of the officers, directors or principal stockholders of the Company. The lease expires in March, 2005, and its current monthly base rent is $4,800 per month with annual increases.

ITEM  3   LEGAL  PROCEEDINGS

None.

ITEM  4   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The Company did not submit any matters to a vote of its security holders during the fiscal year ended December 31, 2000.

                                     PART II

ITEM  5   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) (1)     MARKET  INFORMATION

The  Company's  common  stock  is  not  traded  on  any  exchange.

(a) (2)     SALE  OF  SECURITIES

On October 4, 1999, The Company sold to the CEO and Chairman of the Board 384,000 shares of common stock, in connection with an employment agreement for an aggregate cash consideration of $19,200, which consideration the independent directors of the Company concluded was not less than the fair value of such shares, based on certain factors and the appraisal of such shares that was conducted by an independent valuation firm. On December 4, 2000, the Company completed a private placement in which it sold 375,000 units to investors. Each unit, priced at $1, entitled investors to receive one share of common stock and one warrant to purchase one share of the Company's common stock, for a period of 5 years from the date the Company's common stock begins trading on an exchange. The Company's CEO purchased 100,000 units in this private placement.

(b)     HOLDERS

The number of record holders of the Company's common stock as of December 31, 2000 was 126.

(c)     DIVIDENDS

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

OVERVIEW

From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. It is a development stage company organized to commercialize certain product and services which either (i) are sold through chain retail stores; or (ii) serve manufacturers which sell products through chain retail stores. The Company's first business, developed under the business names Coupons4Everything.com and ePromo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and processing services for client consumer product manufacturers. Management plans to finance the development of its business through strategic partnerships and financial investors.

RESULTS  OF  OPERATIONS

COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 2000 TO THE FISCAL YEAR ENDED DECEMBER 31, 1999

As the Company is still in its development stage, it generated no sales revenue since inception March 25, 1999. The Company does not anticipate it will generate any significant revenues during the current fiscal year.

During the year ended 2000, the Company wrote off $114,038 of intangible assets associated with the development stage children's products that were transferred to the Company at the time of the corporate spin-off. The Company incurred $696,605 in various programming and site related expenses during the year. $515,045 was written-off due to obsolescence of certain technology and programming features. In addition, the Company incurred $50,000 in certain site and service development costs. No comparable programming costs were incurred in the prior year.

Amortization and depreciation expense was $46,344 in Fiscal 2000 compared to $9,339 in Fiscal 1999.

Marketing expenses, including travel, trade show attendance and salaries related to the early introduction of the Company's service to the trade for the 2000 period were $278,748. No comparable marketing expenses were incurred the prior year. Administration expenses increased from $25,000 in 1999 to $235,586 in 2000 due to hiring a corporate staff, facility costs, and other expenses attributable to running a corporate office. Professional fees represented $21,458 in 2000. Total operating expenses increased to $1,211,218 from $34,339 in 1999. This increase represents the costs associated with service development, salaries, costs associated with establishing a corporate office and hiring and training staff.

The Company generated interest income of $6,650 during 2000 as compared to $1,200 in 1999. This increase was attributable to increased cash held in interest bearing accounts. The Company incurred interest expense of $7,313 in 2000, attributable to accrued but unpaid note payable interest. There was no interest expense in 1999.

As a result of the foregoing, the Company generated a loss of $1,211,881 in 2000 as compared to $33,139 in 1999. The net loss per share increased from $.05 to $.62.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's liquidity and capital resources at December 31, 2000 consisted of cash of $121,212 which was held primarily in interest bearing accounts. The Company has supported its operations through loans to the Company by the Company's CEO, a private placement of $375,000, and cash provided by a former parent.

The Company's continued operations and site development activities are dependent upon the Company's securing additional sources of working capital through debt, equity or sale of some or all of its business. Failure to obtain additional working capital may result in the Company suspending operations. The Company continues to incur development expenses and does not anticipate generating any revenue prior to launch of the Company's first internet site, Coupons4Everything, to offset, in part only, the Company's costs of operations. There is no assurance that the Company will be successful in securing additional sources of working capital necessary to complete development stage operations, launch the website, retain qualified management and staff, and maintain business operations to such time as the Company can achieve positive cash flow. Further adverse changes in general economic conditions, the appetite of financial investors to invest in start up internet businesses with an uncertain future, and manufacturers' interest in promoting products and services online to consumers. The Company is marketing a private placement to qualified investors of approximately 750,000 to 1 million units. Each unit consists of one share of common stock and one Class A Warrant to purchase a share of common stock at $1.50. No assurances can be given that the Company will be able to sell any units on this or other terms. Further investment in the Company will dilute existing shareholder investment interests.

OTHER  MATTERS  AND  CONTINGENCIES

The Company signed a 5-year lease for office space in Seattle. This lease requires monthly payments of $4,800 with annual increases. The Company's recorded contingent liability consists of accrued but unpaid cash compensation to an officer and director in the amount of $22,916 and notes payable of $224,425 as of December 31, 2000. The note payable accrues interest at 8 percent. The note and accompanying security agreement provides a first lien over all of the Company's assets including equipment, intellectual property and liquid assets. In case of default, the note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company's common stock at the rate of $.08 per share. The Company continues to accrue salary to the Company's CEO and other staff members.

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

Balance  Sheet  as  of  December  31,  2000

Statements of Operations for the year ended December 31, 2000, for the period March 25, 1999 (date of incorporation) to December 31, 1999, and for the period March 25, 1999 to December 31, 2000

Statements of Stockholders' Equity for the year ended December 31, 2000, for the period March 25, 1999 (date of incorporation) to December 31, 1999, and for the period March 25, 1999 to December 31, 2000

Statements of Cash Flow for the year ended December 31, 2000, for the period March 25, 1999 (date of incorporation) to December 31, 1999, and for the period March 25, 1999 to December 31, 2000

Notes  to  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
Creative  Products  International,  Inc.
Seattle,  Washington

We have audited the accompanying balance sheet of Creative Products International, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 2000, for the period March 25, 1999 (date of incorporation) to December 31, 1999, and for the period from March 25, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, for the period from March 25, 1999 (date of incorporation) to December 31, 1999, and for the period from March 25, 1999 to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/
PETERSON  SULLIVAN  P.L.L.C.


Seattle,  Washington
March  20,  2001

                      CREATIVE PRODUCTS INTERNATIONAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2000



                 ASSETS

Current Assets
  Cash and cash equivalents                                    $   121,212

Long-Term Assets
  Deposit                                                           15,000
  Intangible assets                                                 68,143
  Equipment                                                         22,899
                                                               ------------
                                                                   106,042
                                                               ------------
                                                               $   227,254
                                                               ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $   303,369
  Accrued salaries                                                  11,712
  Note to stockholder                                              247,341
                                                               ------------

        Total current liabilities                                  562,422

Stockholders' Equity
  Preferred stock, par value $.01 per share, 1,000,000 shares
    authorized, none issued and outstanding                              -
  Common stock, par value $.01 per share, 15,000,000 shares
    authorized, 2,287,205 shares issued and outstanding             22,872
  Additional paid-in capital                                       886,980
  Deficit accumulated during the development stage              (1,245,020)
                                                               ------------

        Total stockholders' equity                                (335,168)
                                                               ------------

                                                               $   227,254
                                                               ============

                        See Notes to Financial Statements

                                      CREATIVE PRODUCTS INTERNATIONAL, INC.
                                          (A Development Stage Company)

                                            STATEMENTS OF OPERATIONS
                       For the Year Ended December 31, 2000, for the Period March 25, 1999
                        (Date of Incorporation) to December 31, 1999, and for the Period
                                    From March 25, 1999 to December 31, 2000



                                                   Cumulative
                                                     During
                                                  Development
                                                     Stage                  2000                  1999
                                              --------------------  --------------------  ----------------------
Marketing                                     $           278,748   $           278,748   $                   -
Administration                                            260,586               235,586                  25,000
Professional fees                                          21,458                21,458
Amortization and depreciation                              55,683                46,344                   9,339
Write-off of intangible assets                            629,082               629,082
                                              --------------------  --------------------  ----------------------

        Net loss from operations                       (1,245,557)           (1,211,218)                (34,339)

Other income - interest                                     7,850                 6,650                   1,200
Other expense - interest on stockholder note               (7,313)               (7,313)
                                              --------------------  --------------------  ----------------------

        Net loss                              $        (1,245,020)  $        (1,211,881)                (33,139)
                                              ====================  ====================  ======================

Basic and diluted net loss per common share   $             (0.91)  $             (0.62)  $               (0.05)
                                              ====================  ====================  ======================

                        See Notes to Financial Statements

                                             CREATIVE PRODUCTS INTERNATIONAL, INC.
                                                 (A Development Stage Company)

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Year Ended December 31, 2000, for the Period March 25, 1999
                                (Date of Incorporation) to December 31, 1999, and for the Period
                                            From March 25, 1999 to December 31, 2000


                                                    Common Stock                      Deficit
                                               ----------------------               Accumulated
                                                                        Additional   During the
                                  Date of        Number                  Paid-in    Development
                                Transaction     of Shares   Par Value    Capital       Stage          Total
                               --------------  -----------  ---------  -----------  ------------  -------------

Shares issued for cash         Mar. 25, 1999             1  $      -   $    50,000  $         -         50,000

Intangible assets contributed
  in spin-off transaction      Jun. 30, 1999                               165,652                     165,652

Shares issued for cash         Sept. 27, 1999    1,528,204     15,282      284,718                     300,000

Shares issued for cash         Oct. 4, 1999        384,000      3,840       15,360                      19,200

Net loss for 1999                                                                       (33,139)       (33,139)
                                               -----------  ---------  -----------  ------------  -------------

Balance, December 31, 1999                       1,912,205  $  19,122  $   515,730  $   (33,139)       501,713

Shares issued for cash         Dec. 4, 2000        375,000      3,750      371,250                     375,000

Net loss for 2000                                                                    (1,211,881)    (1,211,881)
                                               -----------  ---------  -----------  ------------  -------------

Balance, December 31, 2000                       2,287,205  $  22,872   $  886,980  $(1,245,020)  $   (335,168)
                                               ===========  =========  ===========  ============  =============

                        See Notes to Financial Statements

                                           CREATIVE PRODUCTS INTERNATIONAL, INC.
                                               (A Development Stage Company)

                                                 STATEMENTS OF CASH FLOWS
                            For the Year Ended December 31, 2000, for the Period March 25, 1999
                             (Date of Incorporation) to December 31, 1999, and for the Period
                                         From March 25, 1999 to December 31, 2000



                                                            Cumulative
                                                              During
                                                            Development
                                                              Stage                     2000                   1999
                                                       ---------------------  ---------------------  ---------------------
Cash Flows from Operating Activities
  Net loss                                             $         (1,245,020)  $         (1,211,881)  $            (33,139)
  Adjustments to reconcile net loss to net cash flows
    from operations
    Amortization                                                     49,672                 40,333                  9,339
    Depreciation                                                      6,011                  6,011
    Write-off of intangible assets                                  629,082                629,082
    Change in other operating assets and liabilities
      Deposits                                                      (15,000)               (15,000)
      Accounts payable                                              328,369                303,369                 25,000
      Accrued salaries                                              (13,288)               (13,288)
                                                       ---------------------  ---------------------  ---------------------
        Net cash flows from operating activities                   (260,174)              (261,374)                 1,200

Cash Flows from Investing Activities
  Purchase of intangible assets                                    (581,245)              (581,245)
  Purchase of equipment                                             (28,910)               (28,910)
                                                       ---------------------  ---------------------  ---------------------
        Net cash flows from investing activities                   (610,155)              (610,155)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                            744,200                375,000                369,200
  Proceeds from stockholder note                                    247,341                247,341
                                                       ---------------------  ---------------------  ---------------------

        Net cash flows from financing activities                    991,541                622,341                369,200
                                                       ---------------------  ---------------------  ---------------------

        Net increase (decrease) in cash                             121,212               (249,188)               370,400

Cash and cash equivalents, beginning of period                                             370,400
                                                       ---------------------  ---------------------  ---------------------
Cash and cash equivalents, end of period               $            121,212   $            121,212   $            370,400
                                                       =====================  =====================  =====================

Supplemental  Disclosure
------------------------
No cash was paid for interest or income taxes in 2000  or 1999.

                        See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Creative Products International, Inc. ("the Company"), a development stage company, was incorporated in the state of Delaware on March 25, 1999. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. The Company is developing certain web-related services for consumer product manufacturers and chain retailers.


NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash
----

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash balances regularly exceed the Federally insured limit.

Fair  Value  of  Financial  Instruments
---------------------------------------

Financial instruments consist of cash and cash equivalents and the note to stockholder. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

Deposit
-------

Deposit consists of a security deposit made in accordance with the Company's lease agreement for its facilities.

Equipment
---------

Equipment  is  recorded  at  cost  and  consists  of  the  following:

     Computers                            $     8,313
     Telephone  and  security  system          20,597
                                          ------------
                                               28,910
     Less  accumulated  depreciation           (6,011)
                                          ------------
                                          $    22,899
                                          ============

Equipment is depreciated using the straight-line method over the estimated useful lives of the assets.

Intangible  Assets
------------------

Intangible  assets  consist  of  the  following:

     Copyright                             $   29,583
     Trademark                                 20,232
     Web-site  design                          66,200
                                           -----------
                                              116,015
     Less  accumulated  amortization          (47,872)
                                           -----------
                                           $   68,143
                                           ===========

The copyright and trademark were transferred to the Company by its former parent at historical cost at June 30, 1999. Amortization is recorded using the straight-line method over the estimated useful lives of the assets which does not exceed ten years. The web-site design is amortized using the straight-line method over the estimated useful life of four years.

The Company periodically reviews intangible assets to assess recoverability. Impairment is recognized in results of operations when intangible assets are deemed unrecoverable. During 2000, the Company wrote off $114,038 of intangible assets that were transferred to the Company as part of the spin off in December 1999. These assets relate to certain development stage childrens products, patent, copyrights and trademarks that the Company is not actively developing. The Company also wrote off $515,045 of web site design related to certain programming costs which are redundant or obsolete to site service.

Revenue  Recognition
--------------------

The  Company  will  recognize  revenue  as  contractual  terms  are  satisfied.

Advertising
-----------

Advertising costs are expensed during the period incurred. The Company incurred $14,280 in advertising expenses in 2000 and none in 1999.

Earnings  Per  Share
--------------------

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Options and warrants were not included in the computation of diluted earnings per shares in each of the periods included in these financial statements because they were anti-dilutive. The weighted average number of shares outstanding was 1,939,944 for the year ended December 31, 2000, 646,851 for the period ended December 31, 1999, and 1,375,746 for the cumulative during development stage.

Stock-Based  Compensation
-------------------------

The Company accounts for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price. There was no stock-based compensation in any of the periods included in these financial statements.

Taxes  on  Income
-----------------

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Preferred  Stock
----------------

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares had been issued nor had preferences been determined as of December 31, 2000.

Use  of  Accounting  Estimates  in  the  Preparation of the Financial Statements
--------------------------------------------------------------------------------

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

Comprehensive  Income
---------------------

The Company had no elements of comprehensive income for the period ended December 31, 2000. Further, there are no other new financial accounting standards which would have an effect on these financial statements.

NOTE  3.  NOTE  TO  STOCKHOLDER

The Company has a note to a stockholder who is also the Company's chief executive officer. The note is secured by the Company's assets, bears interest at 8% and is due on demand. The note includes a provision that, after April 9, 2001, allows the stockholder to receive payment with shares of the Company's common stock.


NOTE  4.  STOCK-BASED  COMPENSATION

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock.

During 1999, options to acquire 14,000 shares at $.30 per share and 5,000 shares at $.32 per share of stock were granted to officers and directors of the Company. During 2000, options to acquire 120,000 shares at $1.00 per share, 15,000 shares at $1.50 per share and 100,000 shares at $.65 per share were also granted to officers and directors of the Company. The Company also set up a marketing incentive program and options to acquire 140,000 shares at $1.50 per share and 75,000 shares at $1.00 per share were granted to marketing employees. All options expire in five years. Since the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 1999 or 2000. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements.

Following  is  a  summary  of  the  status  of  the  plan  during  2000:

                                                              Weighted
                                              Number of   Average Exercise
                                               Options          Price
                                             -----------  -----------------

Outstanding at March 25, 1999                          -  $               -

Granted                                           19,000               .305
                                             -----------  -----------------
Outstanding at December 31, 1999                  19,000               .305

Granted                                          450,000               1.09
                                             -----------  -----------------
Outstanding at December 31, 2000                 469,000  $            1.06
                                             ===========  =================
Weighted average remaining contractual life    4.6 years
                                             ===========

No  options  are  exercisable  at  December  31,  2000


NOTE  5.  INCOME  TAXES

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31, 2000, are as follows:


     Net  operating  loss  carryforwards     $  380,131
     Other                                       32,766
                                             -----------
                                                412,897
     Less  valuation  allowance                (412,897)
                                             -----------
     Deferred  tax  asset                    $        -
                                             ===========

The Company has net operating loss carryforwards at December 31, 2000, of approximately $1,118,000, which are available to offset future taxable income, if any. These loss carryforwards expire in years 2019 and 2020. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates on intangible assets and certain accrued expenses which are deductible for income tax purposes only when paid.

The deferred tax asset was fully reserved because the use of the net operating loss carryforwards cannot be reasonably assured.

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:


                                    2000         1999
                               ------------  -----------
Tax at statutory rates         $  (405,000)  $   (8,000)

Change in valuation allowance      405,000        8,000
                               ------------  -----------
Income tax expense             $         -   $        -
                               ============  ===========


NOTE  6.  OPERATING  LEASE

The Company entered into a non-cancelable five-year lease for its facilities. The future minimum lease payments are as follows:

                    2001       $  59,760
                    2002          62,748
                    2003          65,885
                    2004          69,176
                    2005          17,502
                              ----------
                              $  275,071
                              ==========

The  Company  did  not  pay  rent  in  1999 and paid a total of $50,204 in 2000.


NOTE  7.  EMPLOYMENT  AGREEMENT

On January 11, 2001, the Company entered into a revolving two-year employment agreement with its chairperson and CEO, Susan Schreter, such that the term of the agreement is always two years. Ms. Schreter will serve as the Company's Chief Executive Officer and President at a base annual salary of $150,000. In the event basic goals as determined by the Board of Directors are achieved, Ms. Schreter will receive 100,000 five-year stock options plus a bonus equal to 45% of base salary.


NOTE  8.  WARRANTS

Pursuant to a private placement, the Company issued, in the aggregate, a total of 375,000 warrants to purchase 375,000 shares of the Company's common stock at $1.50 per share. The warrants expire five years from the date the Company's common stock begins trading on an exchange, which has not yet occurred. No warrants have yet been exercised. The Company's chairperson and CEO received 100,000 warrants pursuant to an investment in the private placement.

Pursuant to the note to stockholder agreement, the Company issued two five-year warrant certificates which entitle the lender, who is the Company's chairperson and CEO, to purchase a total of 84,000 shares of common stock at $1. Warrants to purchase 54,000 shares expire on September 30, 2005, and warrants to purchase 30,000 shares expire on December 30, 2005. No warrants have been exercised.


NOTE  9.  GOING  CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,211,881 in 2000 and $33,139 in 1999. Further, the Company has a net deficiency in capital of $335,368 at December 31, 2000. These factors and the investment climate for web-related businesses raises concerns about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors, sell its business, or develop the strategic partnerships necessary to meet the Company's business and financial objectives.

                          INDEPENDENT AUDITORS' CONSENT
                          -----------------------------



We hereby consent to the use of our auditors' report dated March 20, 2001, on the Creative Products International, Inc. financial statements as of December 31, 2000, and for the year ended December 31, 2000, and for the period March 25, 1999 (date of incorporation) to December 31, 1999, included in the Creative Products International, Inc. Form 10KSB for the year December 31, 2000.




March  20,  2001
Seattle,  Washington

                                    PART III

ITEM 8 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. The Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were compiled with for the fiscal year ended December 31, 2000.

The following table sets forth information concerning the directors and executive officers of the Company as of December 31, 2000.


NAME                    AGE         POSITION
--------------------------------------------

Susan A. Schreter       39          Chairman and CEO

Joan Lundgren           47          Director

Lisa Indovino           39          Director

David Pinto             64          Director

Robert Hannan           62          Director

Randall Fields          53          Director

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

Susan A Schreter has been president, CEO and Chairman of the Board of Creative Products International, Inc. since inception in 1999. Ms. Schreter also serves as a director of Caring Products International, Inc. From January 1993 until 1999, Ms. Schreter served Caring Products International in the design and commercialization of the company's retail products as well as other executive functions. From July 1985 to December 1992, she was president of Beta International Inc, New York, New York, a firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment.

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

Robert Hannon served as the interim President and CEO of the National Association of Chain Drug Stores in 1999, the largest trade organization serving the retail chain drug industry. From 1967 until 1997, Mr. Hannan served in a variety of management positions leading to his role as President and CEO of the Thrift Drug Company. Under Mr. Hannan's leadership, Thrift became the nation's sixth largest chain drug store. Mr. Hannan joined the senior management team of Eckerd Drug, which acquired Thrift in 1997. Mr. Hannon currently provides consulting services to retail chains and consumer product manufacturers. Mr. Hannon serves on a variety of boards and community service organizations including the National Association of Chain Drug Stores and Pennwood Savings Bank.

Randall K. Fields of the Park City Group develops software solutions and markets the Action Manager family of integrated software applications for multi-unit business environments, including chain grocery and convenience stores. Mr. Fields served as the chair of Mrs. Fields Cookies from 1978 to 1990, a firm which he co-founded with Debbi Fields. During his tenure at Mrs. Fields Cookies, he pioneered the development of point of purchase and other management software systems for Mrs. Fields Cookies franchise outlets. In 1990, Mr. Fields founded Fields Software Group in 1990, later renamed Park City Group. He is a contributing editor to Chief Executive magazine. Articles regarding Fields' technical and management software solutions have been featured in many national business and information technology publications including Forbes, Business Week, Chain Store Age Executive, Information Week and Inc. magazine. Mr. Fields holds bachelor and master's degrees from Stanford University, where he was a Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow.

David Pinto is the founder of Racher Press which publishes two leading trade publications Mass Market Retailers ("MMR") and Chain Drug Review trade publications specializing in chain mass merchant and chain drug store retail markets. MMR is the only trade publication to address the issues of cross-trade class competition, as the barriers differentiating supermarkets, chain drug stores and discount retailers have continued to fade. Prior to founding Racher Press, Mr. Pinto was editor of Chain Store Age Drug Edition and editor of Chain Store Age Supermarkets, both leading publications in the 1970's serving the chain drug and grocery trade. Mr. Pinto is a graduate of City College in New York. He is actively involved with every major drug industry association and is a regular speaker to retail industry and supplier events.

ITEM  9   EXECUTIVE  COMPENSATION

The Company has paid $30,000 to Mr. Hannan and $5,000 to Mr. Fields for various consulting or other services provided to the Company.


                                 SUMMARY COMPENSATION TABLE

                                          Annual             Long Term
                                          Compensation       Compensation
Name of Principal Position    Year        Salary             Awards/Options
--------------------------    ----        ------             ---------------
Susan A Schreter              2000        $   150,000*              125,000


* Excludes 184,000 warrants granted to Ms. Schreter as part of private placement investment and loans to the Company. As of December 31, 2000, $22,899 is accrued but not paid, salary.

Ms. Schreter received a 5 year option to purchase 5,000 shares of common stock at .32 per share on December 14, 1999.
Ms. Schreter received a 5 year option to purchase 20,000 shares of common stock at $1 per share on April 24, 2000.
Ms. Schreter received a 5 year option to purchase 100,000 shares of common stock at $.65 per share on December 4, 2000.

ITEM  10   CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

As part of the negotiation of Creative Products first employment agreement with Susan Schreter, Creative Products sold 384,000 shares of its common stock to Ms. Schreter on Oct 4, 1999 for $19,200, which consideration the independent directors of Creative Products concluded no less than the fair value of such shares. In reaching such conclusion, the independent directors took into consideration, among other things, an appraisal of such shares that was conducted by an independent valuation firm.

As of December 31, 2000, the CEO had lent an aggregate of $224,425 to the Company. This loan does not include accrued but unpaid salary of $22,916. The note and accompanying security agreement provide for repayment of the outstanding balance plus accrued interest at 8 percent. The loan is secured by all the company's assets. The note and accrued but unpaid interest is convertible into common stock at $.08 per share if the Company is in default of its obligations. A total of 84,000 warrants were provided to the CEO pursuant to loan terms based on the amount lent to the Company.

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

During the year, Robert Hannan, a director of the company provided consulting services to the Company. Total compensation was $30,000. Randy Fields provided consulting services to the Company and received $5,000 in compensation.

ITEM  11   DESCRIPTION  OF  SECURITIES

The authorized capital stock of Creative Products consists of 15,000,000 shares of common stock, $1.01 par value per share, of which 2,287,205 are issued or outstanding, and 1,000,000 shares of preferred stock (the "Preferred Stock") of which no shares are issued or outstanding.

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

During 1999, options to acquire 14,000 shares at $.30 per share and 5,000 shares at $.32 per share of stock were granted to officers and directors of the Company. These options expire in five years. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 1999. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements.

The table below details options granted to directors during 2000. These options expire in five years from the date of grant. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 1999. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements.

                                                NUMBER OF     EXERCISE PRICE
NAME                                             OPTIONS
============================================================================
Susan A Schreter
c/o Creative Products International, Inc            100,000              .65
3317 3rd Ave S                                       20,000             1.00
Seattle WA 98134                                      5,000              .32
----------------------------------------------------------------------------
Lisa Indovino                                        20,000             1.00
c/o Creative Products International, Inc              5,000              .32
3317 3rd Ave S
Seattle WA 98134
----------------------------------------------------------------------------
Robert Hannan                                        20,000             1.00
c/o Creative Products International, Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------------------------------------------
David Pinto                                          20,000             1.00
c/o Creative Products International, Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------------------------------------------
Randall Fields                                       20,000             1.00
c/o Creative Products International, Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------------------------------------------
Joan Lundgren                                        75,000             1.00
c/o Creative Products International, Inc             20,000             1.00
3317 3rd Ave S                                       25,000             1.50
Seattle WA 98134                                      5,000              .32
============================================================================
Non executive                                       330,000                .
----------------------------------------------------------------------------
Number of Options and Weighted Average              469,000  $          1.06
Outstanding at December 31, 2000

The weighted average remaining life of all options outstanding is 4.6 years. The options listed above and the warrants listed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

ITEM  13   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.


Name and Address of Beneficial Owner      Number of Shares  Percent Owned
----------------------------------------  ----------------  --------------

Susan A Schreter                                   877,977          38.36%
c/o Creative Products International Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------  ----------------  --------------
Lisa Indovino                                       25,000           1.09%
c/o Creative Products International Inc.
3317 3rd Ave. S
Seattle, WA 98134
----------------------------------------  ----------------  --------------
Joan Lundgren                                      162,500            7.1%
c/o Creative Products International, Inc
3317 3rd Ave S
Seattle, WA 98134
----------------------------------------  ----------------  --------------
Robert Hannan                                      20,000*             **
c/o Creative Products International Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------  ----------------  --------------

----------------------------------------  ----------------  --------------
David Pinto                                        20,000*             **
c/o Creative Products International Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------  ----------------  --------------
Randall Fields                                     20,000*             **
c/o Creative Products International Inc
3317 3rd Ave S
Seattle WA 98134
----------------------------------------  ----------------  --------------
All directors as a group                         1,140,500           49.8%
----------------------------------------  ----------------  --------------

*  number  includes  unexercised  incentive  stock  options
**  number  represents  less  than  1%

ITEM  14   EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

EXHIBITS
     None

REPORTS  ON  FORM  8-K
     None

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on March 30, 2000.


                                        CREATIVE  PRODUCTS  INTERNATIONAL,  INC


                                        By:  /s/   Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                       TITLE                       DATE

Susan  A  Schreter              Chairman  and  CEO          March 30, 2001

Joan  Lundgren                  Director                    March  30,  2001

Lisa  Indovino                  Director                    March  30,  2001

David  Pinto                    Director                    March  30,  2001

Robert  Hannan                  Director                    March  30,  2001

Randall  Fields                 Director                    March  30,  2001