Form 10QSB
period 2001-03-31
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2001-05-15
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-QSB

(Mark  One)
/ X /     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934
For  the  quarterly  period  ended  March  31,  2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of March 31, 2001, the Registrant had 2,287,205 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes       No   X
                                                                ---      ---

                         CREATIVE PRODUCTS INTERNATIONAL, INC
                             (A DEVELOPMENT STAGE COMPANY)
                                      FORM 10-QSB
                      FOR THE 3 MONTH PERIOD ENDED MARCH 31, 2001




         INDEX                                                             PAGE NUMBER

PART I:  FINANCIAL INFORMATION

Item 1   Balance Sheet at March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . 3
           (unaudited)

         Statements of Operations for the three month period
           ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . . . 4

         Statement of Stockholders' Equity (unaudited) . . . . . . . . . . . . . . . 5

         Statements of Cash Flows for the three month period
           ended March 31, 2001 and 2000 (unaudited) . . . . . . . . . . . . . . . . 6

         Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 7


Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 7

                        CREATIVE PRODUCTS INTERNATIONAL, INC.
                            (A Development Stage Company)

                                    BALANCE SHEET
                                   March 31, 2001
                                    (Unaudited)


                    ASSETS


Current Assets
  Cash and cash equivalents                                    $             12,452

Long-Term Assets
  Deposit                                                                    15,000
  Intangible assets                                                         117,521
  Equipment                                                                  23,341
                                                               ---------------------

                                                                            155,862
                                                               ---------------------

                                                               $            168,313
                                                               =====================



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $             82,494
  Note to stockholder                                                       300,781
                                                               ---------------------

        Total current liabilities                                           383,274

Stockholders' Equity
  Preferred stock, par value $.01 per share, 1,000,000 shares
    authorized, none issued and outstanding                                       -
  Common stock, par value $.01 per share, 15,000,000 shares
    authorized, 2,287,205 shares issued and outstanding                      22,872
  Additional paid-in capital                                                886,980
  Deficit accumulated during the development stage                       (1,124,814)
                                                               ---------------------

        Total stockholders' equity                                         (214,962)
                                                               ---------------------

                                                               $            168,313
                                                               =====================


                        See Notes to Financial Statements

                            CREATIVE PRODUCTS INTERNATIONAL, INC.
                                (A Development Stage Company)

                                   STATEMENTS OF OPERATIONS
                      For the 3 Month Periods Ended March 31, 2001 and 2000
       and for the Period from March 25, 1999 (date of incorporation) to March 31, 2001
                                         (Unaudited)



                                                       Cumulative      3 Month       3 Month
                                                          During       Period        Period
                                                        Development    March 31     March 31
                                                           Stage        2001          2000
                                                       ------------  -----------  -----------
Marketing                                              $   289,571   $   10,823   $        -
Administration                                             376,241      115,655       12,565
Professional fees                                           40,013       18,555        6,681
Amortization and depreciation                               62,426        6,743        8,717
Write-off of intangible assets                             629,082
                                                       ------------  -----------  -----------

        Loss from operations                            (1,397,334)    (151,777)     (27,963)

Other income - interest                                      8,398          549        3,733
Other expense - interest on stockholder note               (12,471)      (5,158)
                                                       ------------  -----------  -----------

        Loss before extraordinary item                  (1,401,407)    (156,386)     (24,230)


Extraordinary item - gain on extinguishment of debt        276,593      276,593
                                                       ------------  -----------  -----------

        Net Income (Loss)                              $(1,124,814)  $  120,207   $  (24,230)
                                                       ============  ===========  ===========


Basic and diluted net income (loss) per common share   $     (0.75)  $     0.05   $    (0.01)
                                                       ============  ===========  ===========

      Loss before extraordinary item                   $     (0.94)  $    (0.07)  $    (0.01)
                                                       ============  ===========  ===========

      Extraordinary item                               $      0.19   $     0.12   $    (0.01)
                                                       ============  ===========  ===========


Weighted average common shares outstanding               1,487,050    2,287,205    1,912,205
                                                       ============  ===========  ===========


                        See Notes to Financial Statements

                                     CREATIVE PRODUCTS INTERNATIONAL, INC
                                         (A Development Stage Company)

                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Period Ended March 31, 2001 for the Period March 25, 1999
                                   (Date of Incorporation) to March 31, 2001
                                                  (Unaudited)


                                                  Common Stock                        Deficit
                                               ---------------------                Accumulated
                                                                      Additional    During the
                                  Date of       Number                  Paid-in     Development
                                Transaction    of Shares  Par Value     Capital        Stage         Total
                               --------------  ---------  ----------  -----------  -------------  ------------
Shares issued for cash         Mar  25, 1999           1  $        -  $    50,000  $          -   $    50,000

Intangible assets contributed
  in spin-off transaction      Jun  30, 1999                              165,652                     165,652

Shares issued for cash         Sept  27, 1999  1,528,204      15,282      284,718                     300,000

Shares issued for cash         Oct  4, 1999      384,000       3,840       15,360                      19,200

Net loss for 1999                                                                       (33,139)      (33,139)
                                               ---------  ----------  -----------  -------------  ------------

Balance, December 31, 1999                     1,912,205  $   19,122  $   515,730  $    (33,139)      501,713

Shares issued for cash         Dec  4, 2000      375,000       3,750      371,250                     375,000

Net loss for 2000                                                                    (1,211,881)   (1,211,881)
                                               ---------  ----------  -----------  -------------  ------------

Balance, December 31, 2000                     2,287,205  $   22,872  $   886,980  $ (1,245,020)     (335,168)

Net income for 3 Month Period
 ended March 31, 2001                                                                   120,206       120,206
                                               ---------  ----------  -----------  -------------  ------------

Balance, March 31, 2001                        2,287,205  $   22,872  $   886,980  $ (1,124,814)  $  (214,962)
                                               =========  ==========  ===========  =============  ============


                        See Notes to Financial Statements

                                        CREATIVE PRODUCTS INTERNATIONAL, INC.
                                            (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS
                   For the Period Ended March 31, 2001 and 2000, and for the Period March 25, 1999
                                      (Date of Incorporation) to March 31, 2001
                                                    (Unaudited)


                                                                        Cumulative   3 month      3 month
                                                                          During      period       period
                                                                        Development  March 31     March 31
                                                                           Stage       2001        2000
                                                                       ------------  ---------  ----------
Cash Flows from Operating Activities
  Net income (loss)                                                    $(1,124,814)  $ 120,207  $ (24,230)
  Adjustments to reconcile net income (loss) to net cash flows from operations
    Amortization                                                            54,078       4,406      8,717
    Depreciation                                                             8,348       2,337
    Write-off of intangible assets                                         629,082
    Extraordinary item                                                    (276,593)   (276,593)
    Change in other operating assets and liabilities
      Deposits                                                             (15,000)    (19,800)
      Accounts payable                                                     384,088      55,717      8,266
      Accrued salaries                                                     (25,000)    (11,712)
                                                                       ------------  ----------  ---------

        Net cash flows from operating activities                          (365,811)   (105,637)   (27,047)

Cash Flows from Investing Activities
  Purchase of intangible assets                                           (635,028)    (53,783)   (97,200)
  Purchase of equipment                                                    (31,689)     (2,779)
                                                                       ------------  ----------  ---------

        Net cash flows from investing activities                          (666,717)    (56,562)   (97,200)

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                                   744,200
  Proceeds from stockholder note                                           300,780      53,439      6,250
                                                                       ------------  ----------  ---------

        Net cash flows from financing activities                         1,044,980      53,439      6,250
                                                                       ------------  ----------  ---------

        Net increase (decrease) in cash                                     12,452    (108,760)  (117,997)

Cash and cash equivalents, beginning of period                                   -     121,212    370,400
                                                                       ------------  ----------  ---------

Cash and cash equivalents, end of period                               $    12,452   $  12,452   $252,403
                                                                       ============  ==========  =========

Supplemental Disclosure
-----------------------
No cash was paid for interest or income taxes in 2001, 2000 or 1999.


                        See Notes to Financial Statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Creative Products International Inc, ("the Company") which was incorporated on March 25, 1999, is in the development stage. The Company's objective is to commercialize certain Internet-based, promotion and coupon redemption merchandising services to consumer product manufacturers.

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The interim period financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited financial statements and accompanying notes included in the Registrants latest annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Registrant, the unaudited financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.

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

The Company's continued operations and site development activities are dependent upon the Company's securing additional sources of working capital through debt or equity. Failure to obtain additional working capital may result in the Company suspending operations. The Company continues to incur development expenses and does not anticipate generating any material revenues in 2001. There is no assurance that the Company will be successful in securing additional sources of working capital necessary to complete development stage operations, retain qualified management and staff, and maintain business operations to such time as the Company can achieve positive cash flow. Further adverse changes in general economic conditions, the appetite of financial investors to invest in start up internet businesses with an uncertain future, and manufacturers interest in promoting products and services online to consumers.

NOTE  4.  GOING  CONCERN

The Company's ability to continue as a going concern is contingent upon its ability to identify new investors for the Company. The investment climate for web-related businesses raises concerns about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors, sell its business, or develop the strategic partnerships necessary to meet the Company's business and financial objectives.

NOTE  5.  POST  PERIOD  EVENT

During  the  current  fiscal  quarter,  the  Company's  CEO loaned an additional
$40,000 to the Company. The loan is secured by the Company's assets and received accrued interest at 8%. The CEO is also entitled to receive additional warrants as part of the loan agreement with the Company.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with financial statements, including the notes thereto, of the Company contained elsewhere in this form 10-QSB.

OVERVIEW

Creative Products International Inc is a development stage company organized to commercialize certain internet-based businesses. The Company's first business, developed under the business names Coupons4Everything.com ("C4e") and ePromo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and processing services for client consumer product manufacturers. C4e seeks to be the largest source for brand name coupons and rebates for home consumers to use for both off-line and eventually for on-line product purchases. Other services offered by the site are expected to be market research, consumer database generation, free sample distribution, and comparative product research. Income will primarily be generated by placement listing fees paid by manufacturers to the Company. From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. Management plans to finance the continued development of its business through strategic partnerships and financial investors.

RESULTS  OF  OPERATIONS

As the Company is still in its development stage, it generated no income revenue since inception on March 25, 1999. The Company does not anticipate it will generate any significant revenues during the current fiscal year.

The Company generated interest income of $8,399 during the development stage period from March 25, 1999 to March 31, 2001. For the quarter ended March 31, 2001 and 2000, the Company generated interest income of $549 and $3,733 respectively. Total operating expenses during the development stage was $1,397,334, of which $151,777 was incurred during the quarter ended March 31, 2001. Administrative and salary expenses were $115,655 of which $37,500 was accrued salary to an officer. For the quarter ended 2001, marketing and sales expenses represented $10,823. In the three-month period ended March 31, 2001, the Company generated $6,743 in deprecation and amortization expense, compared to $8,717 in the three-month period ended March 31, 2000. The decrease reflects a reduction in technology related assets.

During the three-month period, the Company incurred capitalized website development costs of $53,783 and $2,779 for equipment.

The Company had an extraordinary gain of $276,593 due to the forgiveness of a vendor of certain technology-related accounts payable during the quarter.

As a result of the foregoing, the Company generated a net loss from operating activities of $156,386 but, due to the extraordinary item, generated a net profit of $120,207. Net income per share for the fiscal quarter ended 3/31/01 was $.05 compared to a net loss per share of $.01 for the fiscal quarter ended 3/31/00. During the development stage, the Company generated a total net loss of $1,124,814., or, $.075 per share.

The Company's liquidity and capital resources at March 31, 2001 consisted of cash of $12,452. The Company is seeking new sources of equity to continue its development and business commercialization activities. There is no assurance that the Company will be able to secure additional financing, through debt or equity, which is required to complete development of its businesses, organize a financially viable internet website, or ultimately implement its service commercialization plans.

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

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on May 14, 2001.

                                        CREATIVE  PRODUCTS  INTERNATIONAL,  INC


                                        By:  /s/  Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                    TITLE                    DATE

Susan  A  Schreter           Chairman  and  CEO       May  14,  2001