Form 10QSB
period 2001-06-30
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2001-08-14
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-QSB


(Mark  One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

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

                      ------------------------------------

                     PO BOX 9288, SEATTLE, WASHINGTON 98109
                          (principle executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of June 30, 2001, the Registrant had 2,337,204 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes      No  X
                                                                     ---     ---

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
               FOR THE 3 AND SIX MONTH PERIODS ENDED JUNE 30, 2001



     INDEX                                                           PAGE NUMBER


PART I:  FINANCIAL  INFORMATION

Item 1   Balance  Sheet  at  June  30,  2001 . . . . . . . . . . . . . . . . 3
           (unaudited)

         Statements of Operations for the three and six month periods ended  June  30,  2000  and  2001  (unaudited). . . . . . . . . . 4

         Statement  of  Stockholder's  Equity  (unaudited) . . . . . . . . . 5

         Statements of Cash Flows for the three and six month periods ended  June  30,  2000  and  2001  (unaudited). . . . . . . . . . 6

         Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . . 7


Item 2   Management's Discussion and Analysis of Financial Condition and
           Results  of  Operations . . . . . . . . . . . . . . . . . . . . . 8

                      CREATIVE PRODUCTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (unaudited)


          ASSETS                                                   JUNE 30
                                                                    2001
                                                                 (UNAUDITED)
                                                                ------------
Current Assets
  Cash and cash equivalents                                     $    25,821

Long-Term Assets
  Intangible assets, net                                             24,537
  Technological assets, net                                         172,005
  Equipment, net                                                     22,205
                                                                ------------

        Total other assets                                          218,747
                                                                ------------

          TOTAL ASSETS                                          $   244,569
                                                                ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                              $   160,255
  Note to stockholder                                               412,777
                                                                ------------

          Total current liabilities                                 573,032


Stockholders' Equity
  Preferred stock, par value $.01 per share, 1,000,000 shares
    authorized, none issued and outstanding                               -
  Common stock, par value $.01 per share, 15,000,000 shares
    authorized, 2,337,204 shares issued and outstanding              23,372
  Additional paid-in capital                                        902,480
  Deficit accumulated during the development stage               (1,254,315)
                                                                ------------

        Total stockholders' equity                                 (328,463)
                                                                ------------

                                                                $   244,569
                                                                ============

                 See accompanying notes to financial statements

                                              CREATIVE PRODUCTS INTERNATIONAL, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENT OF OPERATIONS
                                    FOR THE 3 AND 6 MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                         AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO JUNE 30, 2001
                                                                             (UNAUDITED)                            TOTAL
                                                                                                                 ACCUMULATED
                                                                                                                 DURING THE
                                                            3 MONTH       6 MONTH       3 MONTH      6 MONTH     DEVELOPMENT
                                                            PERIOD         PERIOD       PERIOD       PERIOD         STAGE
                                                          1-APR-2000     1-JAN-2000   1-APR-2001   1-JAN-2001     25-MAR-99
                                                              TO             TO           TO           TO           TOTAL
                                                          30-JUN-2000   30-JUN-2000   30-JUN-2001  30-JUN-2001   30-JUN-2001
                                                         -------------  ------------  -----------  -----------  -------------
Operating expenses
  Amortization and depreciation                          $     17,171   $    25,888   $   13,585   $   20,329   $     76,009
  Marketing & Advertising                                      42,841        42,841       27,035       37,858        143,887
  Administration                                               38,709        51,274       83,224      198,879        632,187
  Professional fees                                             2,969         9,650        3,437       21,992         43,450
                                                         -------------  ------------  -----------  -----------  -------------

        Total operating expenses                              101,690       129,653      127,281      279,058        895,533
                                                         -------------  ------------  -----------  -----------  -------------

        Net Loss from operations                             (101,690)     (129,653)    (127,281)    (279,058)      (895,533)
                                                         -------------  ------------  -----------  -----------  -------------

Other income (expense)
  Interest income                                               2,389         6,122          137          686          8,536
  Interest expense                                                                        (7,357)     (12,515)       (19,828)
  Other Income                                                                             5,000        5,000          5,000
                                                         -------------  ------------  -----------  -----------  -------------
                                                                2,389         6,122       (2,220)      (6,829)        (6,292)

        Net loss before extraordinary items              $    (99,301)  $  (123,531)  $ (129,501)  $ (285,887)  $   (901,825)

        Extraordinary items                                                                         ($276,593)  $    352,489

        Net income (loss)                                $    (99,301)  $  (123,531)  $ (129,501)  $   (9,294)  $ (1,254,314)

            Weighted average common shares outstanding      1,912,204     1,912,204    2,297,645    2,292,454      1,576,137
                                                         =============  ============  ===========  ===========  =============

  Net loss per common share                              $      (0.05)  $     (0.06)  $    (0.06)  $    (0.12)  $      (0.57)
                                                         =============  ============  ===========  ===========  =============


                 See accompanying notes to financial statements

                                    CREATIVE PRODUCTS INTERNATIONAL, INC
                                        (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE 3 AND 6 MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
                  AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO JUNE 30, 2001
                                                  (UNAUDITED)



                                                     Common Stock                               Deficit
                                               ---------------------------                     Accumulated
                                                                              Additional       During the
                                  Date of        Number                         Paid-in        Development
                                Transaction    of Shares     Par Value          Capital           Stage             Total
                               --------------  ---------  ----------------  ---------------  ----------------  ---------------
Shares issued for cash         Mar. 25, 1999           1  $              -  $        50,000  $             -   $       50,000

Intangible assets contributed
  in spin-off transaction      Jun. 30, 1999                                        165,652                           165,652

Shares issued for cash         Sept. 27, 1999  1,528,204            15,282          284,718                           300,000

Shares issued for cash         Oct. 4, 1999      384,000             3,840           15,360                            19,200

Net loss for 1999                                                                                    (33,139)         (33,139)
                                               ---------  ----------------  ---------------  ----------------  ---------------

Balance, December 31, 1999                     1,912,205  $         19,122  $       515,730  $       (33,139)         501,713

Shares issued for cash         Dec. 4, 2000      375,000             3,750          371,250                           375,000

Net loss for 2000                                                                                 (1,211,881)      (1,211,881)
                                               ---------  ----------------  ---------------  ----------------  ---------------

Balance, December 31, 2000                     2,287,205  $         22,872  $       886,980  $    (1,245,020)  $     (335,168)
                                               =========  ================  ===============  ================  ===============

Shares issued as compensation  Jun 11, 2001       50,000               500           15,500                            16,000

Net loss for 6 Month Period
  ended June 30, 2001                                                                                 (9,294)          (9,294)

Balance, June 30, 2001                         2,337,205  $         23,372  $       902,480  $    (1,254,314)  $     (328,462)
                                               =========  ================  ===============  ================  ===============

                 See accompanying notes to financial statements

                                   CREATIVE PRODUCTS INTERNATIONAL, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF CASH FLOWS
                         FOR THE 3 AND 6 MONTH PERIODS ENDED JUNE 30, 2000 AND 2001
              AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO JUNE 30, 2001
                                              (UNAUDITED)


                                                                                                                    TOTAL
                                                                                                                 ACCUMULATED
                                                                                                                 DURING THE
                                                      3 MONTH         6 MONTH        3 MONTH        6 MONTH      DEVELOPMENT
                                                       PERIOD          PERIOD         PERIOD         PERIOD         STAGE
                                                     1-APR-2000      1-JAN-2000     1-APR-2001     1-JAN-2001    25-MAR-1999
                                                         TO             TO             TO              TO           TOTAL
                                                     30-JUN-2000    30-JUN-2000    30-JUN-2001    30-JUN-2001    30-JUN-2001
                                                    -------------  -------------  -------------  -------------  ------------
Cash flows from operating activities
  Net loss                                          $    (99,301)  $   (123,531)  $   (129,501)  $     (9,294)  $(1,254,314)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                         17,173         25,890         13,585         20,329       190,048
    Changes in operating assets and liabilities
      Prepaid expenses                                     4,800        (15,000)        15,000         15,000             -
      Accounts payable                                   109,572        117,839         77,761       (143,115)      160,254
      Accrued salaries payable                            12,500         18,750              -        (11,712)            -
                                                    -------------  -------------  -------------  -------------  ------------
Net cash used in operating activities                     44,744         23,948        (23,155)      (128,792)     (904,012)

Cash flows from financing activities
  Additional paid in capital                                   -              -         15,500         15,500       902,480
  Proceeds from issuance of common stock to parent             -              -              -              -        23,372
  Loan Payable to officer                                      -              -        112,496        165,936       412,777
                                                    -------------  -------------  -------------  -------------  ------------
Net cash provided by financing activities                      -              -        127,996        181,436     1,338,629

Cash flows from investing activities
  Equipment                                              (27,219)       (27,219)        (1,486)        (4,266)      (33,175)
  Purchase of web technology                            (137,782)      (234,982)       (89,985)      (143,768)     (375,620)
                                                    -------------  -------------  -------------  -------------  ------------
Net cash provided by investing activities               (165,001)      (262,202)       (91,471)      (148,034)     (408,795)

Increase/(Decrease) in Cash                         $   (120,257)  $   (238,254)  $     13,370   $    (95,390)  $    25,822

Cash at beginning of period                              252,403        370,400         12,452        121,212             -
                                                    -------------  -------------  -------------  -------------  ------------

Cash at end of period                               $    132,146   $    132,146   $     25,822   $     25,822   $    25,822
                                                    =============  =============  =============  =============  ============

                 See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

NOTE  1.  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Creative Products International Inc, ("the Company") which was incorporated on March 25, 1999, is in the development stage. The Company's objective is to commercialize certain Internet-based, promotion and coupon redemption merchandising services for the consumer product retail industry.

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

NOTE  3.  ISSUANCE  OF  SECURITIES

The Company authorized on June 11, 2001, the issuance of a total of 50,000 shares of restricted common stock to two consultants to the Company in lieu of cash compensation. The Company recorded total compensation expense of $16,000.

NOTE  4.  SALE  OF  INTELLECTUAL  PROPERTY

On April 9, 2001, pursuant to a secured loan agreement in which the Company's CEO has assisted in providing working capital to the Company, the CEO exercised her right to purchase certain trademarks and intellectual property unrelated to the Company's current Internet business operations at the greater of $5,000 or the net property value. The purchase price of the intellectual property was $5,000.

NOTE  5.  GOING  CONCERN

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

NOTE  6.  POST  PERIOD  EVENT

The Company entered into a mutual agreement on July 16, 2001, to end the commercial office lease signed February 15, 2000 between 3317 3rd Ave S General Partnership without penalty to the Company. The Company moved its headquarters to 4801 Aurora Ave N, Seattle WA 98103 and entered into a new month-to-month lease agreement on August 1, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with financial statements, including the notes thereto, of the Company contained elsewhere in this form 10-QSB.

OVERVIEW

Creative Products International Inc. is a development stage company organized to commercialize certain internet-based businesses. The Company's first business, developed under the business names Coupons4Everything.com ("C4e") and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and wireless-based coupon processing services for client consumer product manufacturers and large retailers. Through multi-site distribution of coupons, the Company seeks to be the largest source for brand name coupons and rebates for home consumers to use for both off-line and eventually for on-line product purchases. Other services offered by the site are expected to be market research, consumer database generation, free sample distribution, and comparative product research. From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. Management seeks to finance the continued development of its business through strategic partnerships, equity, debt, or sale of the Company, while providing no assurances of success to existing shareholders.

RESULTS  OF  OPERATIONS

As the Company is still in its development stage, it has generated no revenue since inception March 25, 1999. The Company does not anticipate it will generate any significant revenues during the current fiscal year without securing permanent financing.

The Company generated interest income of $137 for the quarter ended June 30, 2001, compared to $2,389 for the quarter ended June 30, 2000, a 95% decrease. Interest income during the six-month period ended June 30, 2001 was $686 compared to $6,122 in the 2000 period, an 89% decrease. The decrease represents lower comparable period account balances.

Total operating expenses incurred during the quarter ended June 30, 2001 were $127,281 compared to $101,690 in the 2000 period, a 21% increase. The operating expenses during the six-month period ended June 30, 2001 were $279,058 compared to $129,653 in the 2000 period, a 54% increase. For the 2001 Period, administrative and salary expenses were $83,224 of which $37,500 was accrued salary to an officer. In the 2000 Period administrative expenses were $38,709, a 54% increase over the prior year. For the six-month period ended June 30, 2001, administrative and salary expenses were $198,879, compared to $51,274 in the 2000 Period, a 75% increase.

For the quarter ended June 30, 2001, marketing and sales expenses represented $27,035 of which $16,000 was compensation paid in the form of stock to two consultants, compared to $42,841 in the 2000 quarter, a 37% decrease. For the six-month 2001 period, sales and marketing was $37,858 compared to $42,841 in the 2000 period, a 13% decrease.

In the three-month period ended June 30, 2001, the Company generated $13,585 in total depreciation and amortization expense compared to $17,171 in the 2000 period, a 21% decrease. The decrease reflects a reduction in technology related assets due to write off of certain assets in a prior period. For the six-month period ended June 30, 2001, total depreciation and amortization expense was $20,329 compared to $25,888 in the 2000 period, a 22% increase.

The Company generated other income of $5,000 pursuant to the sale of certain intellectual property. See Note 4. During the three-month period, the Company incurred capitalized website development costs of $35,580.

During the six-month period ended June 30, 2001, the Company had an extraordinary gain of $276,593 due to the forgiveness of a vendor of certain technology-related accounts payable during the quarter.

As a result of the foregoing, the Company generated a net loss from operating activities of $129,501 in the three-month period compared to a net loss of $99,301 in the 2000 period, a 24% increase. During the six month 2001 period, the Company generated a net loss from operating activities of $285,887 compared to a net loss of $123,531 in the 2000 period, a 57% increase, but, due to the extraordinary item, generated a net loss of $9,294 compared to a net loss of $123,531 in the 2000 period, a 93% increase.

The Company issued 50,000 shares of common stock during the quarter. The Weighted Net loss per share for the fiscal quarter ended 6/30/01 was $.06 compared to a net loss per share of $.05 for the fiscal quarter ended 6/30/00. The Weighted net loss per share for the six-month period ended June 30, 2001 was $.12 compared to $.06 for the 2000 period. During the development stage, the Company generated a total net loss $1,254,314 or, $.57 per share.

The Company's liquidity and capital resources at June 30, 2001 consisted of cash of $25,821. The Company is seeking new sources of equity to continue its development and business commercialization activities. There is no assurance that the Company will be able to secure additional financing, through debt or equity, which is required to complete development of its businesses, organize a financially viable internet website, or ultimately implement its service commercialization plans.

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

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on August 14, 2001.

                                        CREATIVE PRODUCTS INTERNATIONAL, INC


                                        By:  /s/  Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                    TITLE                      DATE

Susan  A  Schreter           Chairman and CEO           August 14, 2001