Form 10QSB
period 2001-09-30
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2001-11-13
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          ------------------------------------------------------------
                                    FORM 10-QSB

(Mark  One)
/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of September 30, 2001, the Registrant had 2,337,204 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one)  Yes      No  X
                                                                     ---     ---

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10-QSB
             FOR THE 3 AND 9 MONTH PERIODS ENDED SEPTEMBER 30, 2001


       INDEX                                                                 PAGE NUMBER

PART I:  FINANCIAL INFORMATION

Item 1      Balance Sheet at September 30, 2001. . . . . . . . . . . . . . .       3
                 (unaudited)

            Statements of Operations for the three and six month periods
                 ended September 30, 2000 and 2001  (unaudited) . . . . . . .       4

            Statement of Stockholder's Equity (unaudited) . . . . . . . . . .       5

            Statements of Cash Flows for the three and six month periods
                 ended September 30, 2000 and 2001 (unaudited). . . . . . . .       6

            Notes to Financial Statements . . . . . . . . . . . . . . . . . .       7


Item 2      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations. . . . . . . . . . . . . . . . . . . .       8

                      CREATIVE PRODUCTS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (Unaudited)


            ASSETS                                    SEPTEMBER 30
                                                          2001
                                                      (UNAUDITED)
                                                      ------------
Current Assets
  Cash                                                      5,225
  Prepaid Facilities & Rent                           $     2,000
                                                      ------------


        Total current assets                                7,225

Other assets:
  Intangible assets, net                                   23,291
  Technological assets, net                               159,894
  Equipment, net                                            9,936

        Total other assets                                193,121
                                                      ------------

            TOTAL ASSETS                              $   200,346
                                                      ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                        162,510
  Note to stockholder                                     485,630
                                                      ------------

          Total current liabilities                       648,139
                                                      ------------
Stockholders' equity
  Common stock                                             23,372
  Additional paid-in capital                              902,480
  Accumulated deficit                                  (1,373,645)
                                                      ------------

          Total stockholders' equity                     (447,793)
                                                      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $   200,346
                                                      ============

                See accompanying notes to financial statements

                                   CREATIVE PRODUCTS INTERNATIONAL, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENT OF OPERATIONS
                        FOR THE 3 AND 9 MONTH PERIODS ENDED SEPT. 30, 2000 AND 2001
              AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO SEPT. 30, 2001
                                              (UNAUDITED)


                                                                                                       TOTAL
                                                                                                     ACCUMULATED
                                                                                                     DURING THE
                                             3 MONTH       9 MONTH        3 MONTH        9 MONTH     DEVELOPMENT
                                              PERIOD        PERIOD         PERIOD         PERIOD         STAGE
                                           1-JUL-2000    1-JAN-2000     1-JUL-2001     1-JAN-2001    25-MAR-1999
                                                TO           TO             TO             TO           TOTAL
                                           30-SEP-2000   30-SEP-2000    30-SEP-2001    30-SEP-2001   30-SEP-2001
                                          -------------  -----------  -------------  -------------  -------------
Operating expenses
  Amortization and depreciation           $     32,264   $   58,154   $     22,154   $     42,483   $     98,163
  Marketing & Advertising                       81,537      131,071             80         37,938        143,967
  Administration                                95,587      140,165         75,784        274,663        707,971
  Professional fees                              2,661       12,311          3,261         25,253         46,711
                                          -------------  -----------  -------------  -------------  -------------

        Loss from operations before           (212,049)    (341,701)      (101,280)      (380,338)      (996,812)
        write-off of non web-site         -------------  -----------  -------------  -------------  -------------
        intangible assets
  Write off of non-web site
    Intangible assets                         (114,038)    (114,038)        (3,472)        (3,472)      (117,510)
                                          -------------  -----------  -------------  -------------  -------------

        Net Loss from operations              (326,087)    (455,739)      (104,752)      (383,810)    (1,114,322)
                                          -------------  -----------  -------------  -------------  -------------



Other income (expense)
   Interest income                                            6,122             53            739          8,589
   Other income                                                                  -          5,000          5,000
   Inerest expense                              (1,938)      (1,938)       (14,631)       (27,146)       (34,459)
                                          -------------  -----------  -------------  -------------  -------------

        Total other income                      (1,938)       4,184        (14,579)       (21,408)       (20,871)
                                          -------------  -----------  -------------  -------------  -------------

        Loss before extraordinary Items   $   (328,025)  $ (451,555)  $   (119,330)  $   (405,218)  $ (1,135,193)
                                          =============  ===========  =============  =============  =============

        Extraordinary items                          0            0              0        276,593       (238,452)
        Net Income (loss)                     (328,025)    (451,555)      (119,330)      (128,625)    (1,373,645)
                                          -------------  -----------  -------------  -------------  -------------

    Weighted average common
    shares outstanding                       1,912,204    1,912,204      2,297,645      2,292,454      1,576,137
                                          =============  ===========  =============  =============  =============

  Net loss per common share               $      (0.17)  $    (0.24)  $      (0.05)  $      (0.06)  $      (0.87)
                                          =============  ===========  =============  =============  =============

                         See accompanying notes to financial statements

                                                      CREATIVE PRODUCTS INTERNATIONAL, INC
                                                         (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENT OF STOCKHOLDERS EQUITY
                                  FOR  THE  3  AND  9  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2000  AND  2001
                              AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001

                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                     ADDITIONAL    DURING THE
                                         DATE OF           NUMBER                     PAID-IN      DEVELOPMENT
                                       TRANSACTION        OF SHARES    PAR VALUE      CAPITAL         STAGE           TOTAL
                                   -------------------  -------------  ----------  -------------  --------------  --------------
Shares issued to parent for cash   March 25, 1999               1.00            -     50,000.00               -       50,000.00
Intangible assets contributed by   June 30, 1999                                -   165,652.00                -      165,652.00
   parent at historical cost
Shares issued to parent for cash   September 27, 1999   1,528,204.00    15,282.00    284,718.00               -      300,000.00
Shares issued to officer for cash  Oct 4,1999             384,000.00     3,840.00     15,360.00               -       19,200.00
Net Loss Inception through
   Dec 31,1999                                                     -            -             -      (33,139.00)     (33,139.00)
                                                        -------------  ----------  -------------  --------------  --------------

Balance December 31, 1999                               1,912,204.00    19,122.00    515,730.00      (33,139.00)     501,713.00

Shares issued for cash             December 4, 2000       375,000.00     3,750.00    371,250.00                      375,000.00

Net Loss for 2000                                                  .            .             .   (1,211,881.00)  (1,211,881.00)
                                   -------------------  -------------  ----------  -------------  --------------  --------------

Balance, December 31, 2000                              2,287,204.00    22,872.00    886,980.00   (1,245,020.00)    (335,168.00)
                                   ===================  =============  ==========  =============  ==============  ==============

Shares issued as compensation      June 11, 2001           50,000.00       500.00     15,500.00                       16,000.00

Net Loss for 9 Month Period                                                                         (128,625.00)    (128,625.00)
    ended September 30, 2001

Balance September 30, 2001                               2,337,204.00   23,372.00    902,480.00    1,373,645.00     (447,793.00)
                                   ===================  =============  ==========  =============  ==============  ==============

                         See accompanying notes to financial statements

                                          CREATIVE PRODUCTS INTERNATIONAL, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF CASH FLOWS
                            FOR THE 3 AND 9 MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 2001
                 AND FOR THE PERIOD FROM MARCH 25, 1999 (DATE OF INCORPORATION) TO SEPTEMBER 30, 2001
                                                   (UNAUDITED)

                                                                                                                    TOTAL
                                                                                                                 ACCUMULATED
                                                                                                                 DURING THE
                                                      3 MONTH         9 MONTH       3 MONTH        9 MONTH       DEVELOPMENT
                                                       PERIOD         PERIOD         PERIOD         PERIOD          STAGE
                                                    01-JUL-2000     1-JAN-2000     1-JUL-2001     1-JAN-2001     25-MAR-1999
                                                         TO             TO             TO             TO            TOTAL
                                                     30-SEP-2000    30-SEP-2000    30-SEP-2001    30-SEP-2001    30-SEP-2001
                                                    -------------  -------------  -------------  -------------  ------------
Cash flows from operating activities
  Net loss                                          $   (328,025)  $   (451,555)  $   (119,330)  $   (128,624)  $(1,373,644)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Amortization and depreciation                         32,264         58,154         22,154         42,483        98,163
    Write-off non web site intangible assets             114,038        114,038          3,472          3,472       117,510
    Changes in operating assets and liabilities
      Prepaid expenses                                         -        (15,000)        (2,000)        13,000        (2,000)
      Accounts payable                                   315,965        433,803          2,254       (151,853)      162,508
      Expenses payable-officer                            12,986         12,986         17,588         29,017        60,600
      Interest payable-officer                             1,938          1,938          5,747         18,262        25,576
      Accrued salaries payable                            41,666         60,416         39,794        109,794       132,710
                                                    -------------  -------------  -------------  -------------  ------------
        Net cash provided by operating activities        190,832        214,780        (30,321)       (64,449)     (778,577)

Cash flows from financing activities
  Additional paid in capital                                                                           15,500   $   902,480
  Loan payable-stockholder                               122,000        122,000          9,724         80,495   $   266,743
  Proceeds from issuance of common stock to parent             -              -                           500        23,372
                                                    -------------  -------------  -------------  -------------  ------------
    Net cash provided by financing activities            122,000        122,000          9,724         96,495     1,192,595
                                                    -------------  -------------  -------------  -------------  ------------

Cash flows from investing activities
  Equipment                                               (1,690)       (28,910)             -         (4,266)       33,175
  Purchase of web technology                            (407,762)      (642,745)             -       (143,768)     (375,620)
                                                    -------------  -------------  -------------  -------------  ------------
        Net cash provided by investing activities       (409,452)      (671,655)             -       (148,034)     (342,445)

Increase/(Decrease) in Cash                         $    (96,620)  $   (334,875)  $   (20,597)   $   (115,988)  $     5,224

Cash at beginning of period                              132,146        370,400         25,821        121,212
                                                    -------------  -------------  -------------  -------------  ------------

Cash at end of period                               $     35,525   $     35,525   $      5,224   $      5,224   $     5,224
                                                    =============  =============  =============  =============  ============

                         See accompanying notes to financial statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2001


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

NOTE  3.  GOING  CONCERN

The general investment and economic climate as well as events of September, 2001 raise concerns about the Company's ability to obtain new sources of equity to support its operations. The Company's ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and/or financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors, or develop the strategic partnerships necessary to meet the Company's short-term and long-term business and financial objectives.

NOTE  4.  POST  PERIOD  EVENT

On October 3, 2001 the Company authorized the issuance of a total of 70,000 shares of restricted common stock to several consultants and employees in lieu of cash compensation. The Company also approved the change of the Company's name to First Transaction Management, Inc., which will become effective in late 2001 or early 2002.

NOTE  5.  RELATED  PARTY  TRANSACTION

In addition to equity investment in the Company, the Company's CEO has provided loans, as generally needed, to support the Company's operations. All accrued expenses and loans receive accrued, but unpaid interest, at 8 percent per annum. The lender is also entitled to receive a 5 year warrant, exercisable at $1 per share, based on the amount of new loans advanced to the Company. If unpaid by the Company, the CEO can convert a portion or all of outstanding debt into equity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with financial statements, including the notes thereto, of the Company contained elsewhere in this form 10-QSB.

OVERVIEW

Creative Products International Inc., to be renamed First Transaction Management, Inc., is a development stage company organized to commercialize certain internet-based businesses. The Company's first business, developed under the business names Coupons4Everything.com ("C4e") and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and wireless-based coupon processing services for client consumer product manufacturers and large retailers. Through multi-site distribution of coupons, the Company seeks to be one of the larger sources for brand name coupons and rebates for home consumers to use for both off-line and eventually for on-line product purchases. Other services offered by the Company are expected to be market research, consumer database generation, free sample distribution, and comparative product research. From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. Management seeks to finance the continued development of its business through strategic partnerships, equity, debt while providing no assurances of success to existing or potential shareholders.

RESULTS  OF  OPERATIONS

As the Company is still in its development stage, it has generated no revenue since inception March 25, 1999. The Company does not anticipate it will generate any significant revenues during the current fiscal year.

The Company generated nominal interest income for the three month periods ended September 30, 2001 and 2000. For the nine month period the Company generated interest income of $739 as compared to $6,122 in the comparable prior period, an 88% reduction. The reduction was attributable to reduced cash invested in cash accounts.

As a development stage company, the Company incurred administrative costs of $75,784 during the three month period ended September 30, 2001 as compared to $95,587 in the comparable prior period, a 21% reduction. The reduction was attributable to lower over head costs achieved from the move of the Company's headquarter offices to lower cost facilities. Marketing and advertising costs associated with the Company's planned web site services also declined from $81,537 in 2000 to $80, a 99% reduction. The significant reduction is attributable to the Company's completion of certain focus group and market research projects in preparation for commercialization of the Company's services. Amortization and depreciation expenses reduced during the comparable three month periods from $32,264 to $22,154, a 31% reduction. The reduction is attributable to prior period reduction of certain assets.

For the comparable nine month periods ended September 30, 2001 and 2000, the Company incurred administrative costs of $274,663 in 2001 as compared to
$140,165, a 96% increase. The increase in costs over the prior period was attributable to an increase in administrative staffing, office expenses and general facility costs. The Company reduced its marketing and advertising costs from $131,071 to $37,938, a 71% reduction. The reduction was attributable to completion of certain market research projects, travel expenses and other marketing requirements associated with preparation for the commercialization of the Company's services. It is anticipated that the Company's marketing and advertising expenses will increase in coming fiscal quarters, provided the Company receives new sources of working capital to support the Company's operations and service roll-outs. The Company generated interest expense of $27,146 in the nine month period ended September 30, 2001, a 1301% increase over the prior period. The increase was attributable to an increase in debt. Interest expense largely represented accrued but unpaid expense. For the three month period ended September 30, 2001 the Company generated interest expense of $14,631 as compared to $1,938, a 655% increase. The increase was attributable to an increase in debt.

As a result of the foregoing, the Company's generated a net loss for the three month period ended September 30, 2001 of $119,330, as compared to a net loss of $328,025, a 64% reduction. The net loss per share for the three month period ended September 30, 2001 was $.05 per share, as compared to a net loss of $.17 per share, a 71% improvement. Similarly, the Company generated a net loss for the nine month period ended September 30, 2001 of $128,625 as compared to a net loss of $451,555, a 72% improvement. The comparable loss per share for the nine month periods was $.06 in 2001 as compared to $.24 in 2000.

The Company's liquidity and capital resources at September 30, 2001 was $7,225 in cash and other assets. Total obligations including accounts payable and notes to a stockholder and member of management was $648,139. The Company is reviewing all of its strategic options including raising additional debt and equity, seeking joint venture partnerships and other resources that would enable the Company to continue its business development. No assurance can be given that the Company will be successful in deploying its technology, generating income from operations or obtaining additional sources of working capital. The sources of debt or equity may also represent a significant dilution to shareholders.

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

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on November 10, 2001.

                                        CREATIVE  PRODUCTS  INTERNATIONAL,  INC


                                        By:  /s/   Susan  A.  Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                            TITLE                     DATE

Susan  A Schreter                    Chairman and CEO          November 10, 2001