Form 10KSB
period 2001-12-31
CREATIVE PRODUCTS INTERNATIONAL INC
filed 2002-03-01
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            ---------------------------------------------------------
                                   FORM 10-KSB

(Mark One)
/X/  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2001

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

                      ------------------------------------

                  4801 Aurora Ave N. Seattle, WASHINGTON 98103
                          (principal executive offices)

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

State issuer's other income for its most recent fiscal year  $282,334.

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

              ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEEDING FIVE YEARS

Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of December 31, 2001, the Registrant had 7,109,705 Common Stock shares outstanding.

Transitional Small Business Disclosure Format (check one) Yes       No  X
                                                              ---      ---

                      DOCUMENTS INCORPORATED BY REFERENCES

Part II - Certain exhibits                     Included in prior filings made
Listed in response to Item 13(a)               under the Securities Act of 1933

     INDEX                                                             PAGE NUMBER

PART I:
     Item 1     Organization Description of Business. . . . . . . . . . . . .   4

     Item 2     Description of Properties . . . . . . . . . . . . . . . . . .   5

     Item 3     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   5

     Item 4     Submission of Matters to a Vote of Security Holders . . . . .   5


PART II
     Item 5     Market Information. . . . . . . . . . . . . . . . . . . . . .   5

     Item 6     Managements Discussion and Analysis of
                Financial Condition and Results of Operation. . . . . . . . .   6

     Item 7     Financial Statements. . . . . . . . . . . . . . . . . . . . .   8

                Balance Sheets at December 31, 2001 . . . . . . . . . . . . .  10

                Statements of Operations for the years
                Ended December 31, 2000 and December 31, 2001
                And for the Period from March 25, 1999 to December 31,2001. .  11

                Statement of Stockholders Equity for the years
                Ended December 31, 2000 and December 31, 2001
                And for the Period from March 25, 1999 to December 31, 2001 .  12

                Statements of Cash Flows for the years
                Ended December 31, 2000 and December 31, 2001
                And for the Period from March 25, 1999 to December 31, 2001 .  13

                Notes to Financial Statements . . . . . . . . . . . . . . . .  14

PART III
     Item 8     Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act . . . . . .  18

     Item 9     Executive Compensation. . . . . . . . . . . . . . . . . . . .  19

     Item 10    Certain Relationships and Related Transactions. . . . . . . .  19

     Item 11    Description of Securities . . . . . . . . . . . . . . . . . .  20

     Item 12    Stock Option Plans. . . . . . . . . . . . . . . . . . . . . .  20

     Item 13    Security Ownership. . . . . . . . . . . . . . . . . . . . . .  21

     Item 14    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM 1  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

GENERAL

Creative Products International, Inc. (the "Company" or "CPI") is a development stage company organized to commercialize certain product and services which either (i) are sold through chain retail stores; (ii) serve manufacturers which sell products through chain retail stores; or (iii) assist chain retailers in the management and administration of certain retail and product promotion programs. The Company's first business, developed under the business names Coupons4Everything.com, Rebates4Everything.com and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and processing services for client consumer product manufacturers and partner web sites.

CORPORATE  HISTORY

The Company was incorporated in the State of Delaware on March 25, 1999 as a subsidiary stock spin off to shareholders on December 23, 1999. The Company has had limited operations to date and is in the development stage. The Company has elected to change its name to First Transaction Management, Inc. to more directly reflect its current business interests in promotion and transaction management services.

PRODUCTS  AND  SERVICES

Research  and  development  priorities  are geared to identifying niche-oriented products and services which can be promoted over the Internet or offer certain measurable cost-saving and other beneficial service improvements for branded consumer product manufacturers and chain retailers through information technology. The Company is most advanced in the development of an Internet business which significantly lowers the cost of distribution of manufacturers coupons and rebates for brand-name consumer product manufacturers. Under the brand names and URL's Coupons4Everything.com, Savings4Everything.com and Rebates4Everything.com, as well as other web sites which install the Company's coupon distribution and promotion infrastructure, the Company seeks to offer a large, diverse selection of coupons and rebates for products purchased in chain grocery, drug, mass market, home improvement, toy, lawn & garden, craft, pet, computer equipment, auto, bike and boat dealerships and office supply stores. Service fees are expected to be paid by the client manufacturers and represent a substantial reduction in daily cost of coupon distribution advertising versus traditional Sunday newspaper and direct mail vehicles. Management believes that the cost savings plus added promotional features to adequately promote and describe product services, not traditionally available with competing print-based coupon distribution will give the Company a competitive advantage when it begins to sell these services to target consumer product manufacturers. The service, when commercially launched, will allow home consumers the ability to print manufacturers' coupons and rebates that can be used to reduce the price of a specific product purchase at offline retail stores. It is anticipated that receipt of coupons and rebates will be a free service to home consumers. The
Company  is  planning  other  services  related  to  improving the efficiency of various consumer product promotion, processing, redemption and information management for the Company's target consumer product manufacturers. Potential sources of revenue include listing fees for coupon and rebate promotion, market research fees, site referral fees, coupon and rebate processing fees and management reporting. Introduction of any revenue generating products and services is dependent on the Company raising new sources of financing, including, but not limited to new equity and debt. There is no assurance that the Company will be able to raise new equity or develop the partnerships necessary to advance the Company's development toward a self-sustaining, viable, business operation. In addition, the issuance of new shares as part of a private placement or the terms of debt agreements may be highly dilutive to shareholders.


SALES  AND  MARKETING

The Company has had limited operations to date. Management anticipates that the introduction of the Company's internet businesses will be advanced through strategic alliances or partnerships and identification of new funding sources. Management anticipates that the Company's coupon and rebate distribution services will be promoted through a variety of relationships with search engines, portals, unaffiliated e-retailers and other trade and consumer advertising. The Company intends to employ sales representatives at its headquarter office as well as field sales representatives who will call on manufacturers, advertising agencies and other promotion and advertising decision makers for consumer product companies.

PRODUCT  DEVELOPMENT  AND  COMMERCIALIZATION

The Company is in the early stages of product development and has not generated any product or service based revenues. The Company has engaged various programmers, designers and other personnel to begin product and service development largely on an outsourced service basis. There is no assurance that the Company's own staff or vendors will be available to the Company to complete product development or that it will be able to hire qualified staff needed to complete product development in a difficult market environment in which several Internet programming service companies are going out of business or reducing their staffing and range of services. And, even if the Company is able to complete service development, there is no assurance that the Company will be able to attract the working capital necessary to introduce and sustain its service delivery to consumers or product manufacturers.


EMPLOYEES

As of December 31, 2001, the Company had five full or part-time time employees. The Company largely relies on independent consultants and companies which provide certain out-sourced services in the areas of marketing, product development and certain areas of business development, as business needs dictate. The Company will continue to rely on certain outsourced or consulting relationships to serve the Company's business needs in the foreseeable future.

ITEM 2  DESCRIPTION  OF  PROPERTIES

The Company ended its office lease agreement with 3317 3rd Ave S General Partnership, at no penalty to the Company, in June 2001. In June 2001, the Company entered into a month-to-month office lease agreement with RFLP Partners for office space located in Seattle, Washington. To the best of the Company's knowledge, RFLP Partners has no affiliation with any of the officers, directors or principal stockholders of the Company. The monthly base rent is $1,000 per month.

ITEM 3  LEGAL  PROCEEDINGS

None.

ITEM 4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

The Company did not submit any matters to a vote of its security holders during the fiscal year ended December 31, 2001.



                                     PART II

ITEM 5  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

(a) (1)  MARKET  INFORMATION

The Company's common stock is not traded on any exchange.

(a) (2)  SALE  OF  SECURITIES

On December 4, 2000, the Company completed a private placement in which it sold 375,000 units to investors. Each unit, priced at $1, entitled investors to receive one share of common stock and one warrant to purchase one share of the Company's common stock, for a period of 5 years from the date the Company's common stock begins trading on an exchange. The Company's CEO represented 100,000 units in this private placement.

On June 30, 2001, the Company issued a total of 50,000 shares of the Company's common stock to a non-officer employee and consultant to the Company in lieu of cash compensation for services previously provided to the Company. On December 31, 2001, the Company issued a total of 75,000 shares of the Company's common stock to several consultants and an employee of the Company in lieu of cash compensation for services previously provided to the Company. On December 31, 2001 the Company issued 10,000 common shares to a director of the Company in lieu of cash compensation for services previously provided to the Company.

On December 31, 2001, the Company's CEO notified the Company of her intent to convert $375,000 of outstanding debt into common shares, according to provisions of a loan and security agreement entered into during July, 2000 and as agreed by the Company's Board of Directors in April 2000. As a result of the conversion of debt, the Company issued 4,687,500 shares.

(B)  HOLDERS

The number of record holders of the Company's common stock as of December 31, 2001 was 130.

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

OVERVIEW

From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. It is a development stage company organized to commercialize certain products and services which either (i) are sold through chain retail stores; (ii) serve manufacturers which sell products primarily through chain retail stores; or (iii) assist chain retailers in the management and administration of certain retail and product promotion programs. The Company's first business, developed under the business names Coupons4Everything.com, Rebates4Everything.com and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and processing services for client consumer product manufacturers. Management seeks to finance the continued development of its business through strategic partnerships and financial investors.

RESULTS OF OPERATIONS: COMPARISON OF THE FISCAL YEAR ENDED DECEMBER 31, 2001 TO THE FISCAL YEAR ENDED DECEMBER 31, 2000

As the Company is development stage, it has generated no revenue since inception on March 25, 1999. The Company does not anticipate that it will generate any significant revenues during the current fiscal year without securing additional financing.

Total operating expenses incurred during the fiscal year ended December 31, 2001 were $507,742 as compared to $1,211,218 during the prior comparable period ended 2000; a 58% decrease. Market costs associated with preliminary solicitations to the retail trade and potential web based partners were $133,647 in 2001 versus $278,748; a 52% reduction. This reduction was attributable to more concentrated and less costly marketing and advertising efforts. Administrative costs increased during the comparable fiscal years from $235,586 to $286,926, a 22% increase. General administrative costs include office expenses, maintaining public filings and staff salaries and benefits. The increase in general administrative costs during the comparable fiscal years was attributable to one-time office relocation expenses. Depreciation and amortization increased slightly from $46,344 during the fiscal year ended 2000 to $48,905; a 6% increase. Professional fees associated primarily with accounting and legal organization needs increased from $21,458 to $34,791 in the comparable fiscal years; a 62% increase.

The Company recorded other income during 2001 of $282,334, of which $276,593 represents a one time gain on the retirement of vendor related accounts payable debt, due to non-performance. During the prior period, the Company generated $6,650 in other income. The Company also incurred accrued, but unpaid total interest expense of $37,562 during the fiscal year ended 2001. This compares to $7,313 of accrued, but unpaid total interest expense of $7,313; an increase of 413%. The increase was attributable to the increase in debt outstanding during the comparable fiscal periods.

As a result of the foregoing, the Company generated a net loss before extraordinary income of $539,563 during the fiscal year ended December 31, 2001 as compared to a net loss of $1,211,811; a 56% reduction. The average weighted loss per share before extraordinary item during the 2001 period was $.23 as compared to an average weighted loss per share during the comparable fiscal period of $.62 per share. The net loss per share for the fiscal year ended December 31, 2001, including the affects of the extraordinary item was $.11 per share.

LIQUIDITY

The Company's liquidity and capital resources at December 31, 2001 consisted of cash of approximately $6,020 with no other liquid assets. The Company has supported its operations through secured loans to the Company by an officer and director of the Company. There is no assurance that additional loans will be available to meet the Company's future cash requirements.

The Company had liabilities of $155,581 in trade related accounts payable of which approximately $120,00 was to a single software programming vendor. As of December 31, 2001, the Company's outstanding principal balance to an officer and director was $213,077.

The Company's continued operations and site development activities are dependent upon the Company's securing additional sources of working capital through debt, equity or sale of some or all of its development stage business. The Company intends to market a private placement to qualified investors or organized venture capital funds of approximately $2 million to $4 million, on terms that have not been determined. Failure to obtain additional working capital may result in the Company suspending operations. The Company continues to incur development expenses and does not anticipate generating any revenue prior to the commercial launch of the Company's own internet coupon distribution site, Coupons4Everything, as well as other web sites to offset, in part, the Company's costs of operations. There is no assurance that the Company will be successful in securing additional sources of working capital necessary to complete development stage operations, launch the website, retain qualified management and staff, and maintain business operations to such time as the Company can achieve positive cash flow. Further adverse changes in general economic conditions, the appetite of financial investors to invest in start up internet businesses with an uncertain future, and manufacturers' interest in promoting products and services online to consumers.

OTHER  MATTERS  AND  CONTINGENCIES

As of December 31, 2001, the Company's CEO had advanced a total of $688,077 to the Company in the form of direct loans, payment of certain operating expenses and accrued salary and interest. $475,000 of this total loan amount had been converted into common stock equity. As of December 31, 2001, $213,077 remains outstanding as a note payable to an officer - shareholder. The note payable accrues interest at 8 percent. The note and accompanying security agreement provides a first lien over all of the Company's assets including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company's common stock at the rate of $.08 per share. A total of $375,000 was converted into equity under the terms of the note and security agreement.

On April 9, 2001, pursuant to a secured loan agreement to an officer - shareholder, the officer - shareholder exercised her right to purchase certain trademarks and intellectual property unrelated to the Company's current Internet business operations at the greater of $5,000 or the net property value. The purchase price of the intellectual property was $5,000.


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

Balance  Sheets  as  of  December  31,  2001

Statement of Operations for the years ended December 31, 2001 and 2000; and for the Period from March 25, 1999 (date of inception) to December 31, 2001

Statement of Stockholders' Equity from March 25, 1999 (date of inception) to December 31, 2001

Statement of Cash Flow for the years ended December 31, 2001 and 2000; and for the Period from March 25, 1999 (date of inception) to December 31, 2001

Notes  to  Financial  Statements

                          INDEPENDENT AUDITORS' REPORT

            ---------------------------------------------------------


THE BOARD OF DIRECTORS
CREATIVE PRODUCTS INTERNATIONAL, INC.

We have audited the balance sheets of CREATIVE PRODUCTS INTERNATIONAL, INC. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholder's equity and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CREATIVE PRODUCTS INTERNATIONAL, INC. as of December 31, 2000 and for the period March 25, 1999(date of inception) to December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of CREATIVE PRODUCTS INTERNATIONAL, INC. as of December
31, 2001 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced losses from operations during the development stage and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COLABELLA & COMPANY
FEBRUARY 23, 2002

                        CREATIVE PRODUCTS INTERNATIONAL, INC.
                            (A Development Stage Company)

                                   BALANCE SHEETS
                                  December 31, 2001



               ASSETS
Current Assets
  Cash and cash equivalents                                    $              6,020

Long-Term Assets
  Deposit                                                                     2,000
  Intangible assets                                                         172,524
  Equipment                                                                  14,175
                                                               ---------------------

                                                                            188,699
                                                               ---------------------

                                                               $            194,719
                                                               =====================


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                             $            155,581
  Accruals                                                                    6,000
  Note to stockholder                                                       213,077
                                                               ---------------------

        Total current liabilities                                           374,658

Stockholders' Equity
  Preferred stock, par value $.01 per share, 1,000,000 shares
    authorized, none issued and outstanding                                       -
  Common stock, par value $.01 per share, 15,000,000 shares
    authorized, 7,109,705 shares issued and outstanding                      71,097
  Additional paid-in capital                                              1,256,955
  Deficit accumulated during the development stage                       (1,507,991)
                                                               ---------------------

        Total stockholders' equity                                         (179,939)
                                                               ---------------------

                                                               $            194,719
                                                               =====================

             See Auditor's Report and Notes to Financial Statements

                               CREATIVE PRODUCTS INTERNATIONAL, INC.
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS
                   For the Years Ended December 31, 2001 and December 31, 2000
                                        and for the Period
                   From March 25, 1999 (Date of Inception) to December 31, 2001


                                                                                       March 25,1999
                                                                                     Date of Inception
                                                       Year Ended      Year Ended           to
                                                       December 31,    December 31,    December 31,
                                                           2001            2000            2001
                                                      --------------  --------------  --------------
Marketing                                             $     133,647   $     278,748   $     412,395
Administration                                              286,926         235,586         547,512
Professional fees                                            34,791          21,458          56,249
Amortization and depreciation                                48,905          46,344         104,588
Write-off of intangible assets                                3,472         629,082         632,554
                                                      --------------  --------------  --------------

      Net loss from operations                             (507,742)     (1,211,218)     (1,753,299)

Other income                                                  5,741           6,650          13,591
Other expense - interest accrued on stockholder note        (37,562)         (7,313)        (44,875)
                                                      --------------  --------------  --------------

      Net loss before extraordinary item                   (539,563)  $  (1,211,881)  $  (1,784,583)
                                                      ==============  ==============  ==============

Extraordinary item                                          276,593   $           -   $     276,593
                                                      ==============  ==============  ==============

      Net loss                                        $    (262,970)  $  (1,211,881)  $  (1,507,990)
                                                      ==============  ==============  ==============

Basic and diluted net loss per common share           $       (0.11)  $       (0.62)  $       (0.88)
                                                      ==============  ==============  ==============

  Loss before extraordinary item                      $       (0.23)  $           -   $       (1.04)
                                                      ==============  ==============  ==============

  Extraordinary item                                  $        0.12   $           -   $        0.16
                                                      ==============  ==============  ==============

             See Auditor's Report and Notes to Financial Statements

                                CREATIVE PRODUCTS INTERNATIONAL, INC.
                                    (A Development Stage Company)

                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Period From March 25, 1999 (Date of Inception) to December 31, 2001


                                                                                      Deficit
                                                  Common Stock                      Accumulated
                                              ----------------------   Additional    During the
                                  Date of       Number                  Paid-in     Development
                                Transaction   of Shares   Par Value     Capital        Stage         Total
                               -------------  ----------  ----------  -----------  -------------  ------------
Shares issued for cash         Mar 25, 1999            1  $        -  $    50,000  $          -   $    50,000

Intangible assets contributed
  in spin-off transaction      Jun 30, 1999                               165,652                     165,652

Shares issued for cash         Sept 27, 1999   1,528,204      15,282      284,718                     300,000

Shares issued for cash         Oct 4, 1999       384,000       3,840       15,360                      19,200

Net loss for 1999                                                                       (33,139)      (33,139)
                                              ----------  ----------  -----------  -------------  ------------

Balance, December 31, 1999                    $1,912,205      19,122  $   515,730  $    (33,139)  $   501,713

Shares issued for cash         Dec 4, 2000       375,000       3,750      371,250                     375,000

Net loss for 2000                                                                    (1,211,881)   (1,211,881)
                               -------------  ----------  ----------  -----------  -------------  ------------

Balance December 31, 2000                      2,287,205      22,872      886,980    (1,245,020)     (335,168)
                               =============  ==========  ==========  ===========  =============  ============

Shares issued as compensation  June 11, 2001      50,000         500       15,500                      16,000

Shares issued as compensation  Dec 31, 2001       85,000         850       26,350                      27,200

Shares issued in lieu of debt  Dec 31, 2001    4,687,500      46,875      328,125                     375,000


Net loss for 2001                                                                      (262,970)     (262,970)
                                              ----------  ----------  -----------  -------------  ------------

Balance, December 31, 2001                     7,109,705      71,097    1,256,955    (1,507,990)     (179,939)
                                              ==========  ==========  ===========  =============  ============

             See Auditor's Report and Notes to Financial Statements

                                    CREATIVE PRODUCTS INTERNATIONAL, INC.
                                        (A Development Stage Company)

                                STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         For the Years Ended December 31, 2001 and December 31, 2000
                                             and for the Period
                        From March 25, 1999 (Date of Inception) to December 31, 2001



                                                                                               March 25, 1999
                                                                                              Date of Inception
                                                                  Year Ended      Year Ended         to
                                                                 December 31,    December 31,    December 31,
                                                                     2001            2000           2001
                                                                --------------  --------------  ------------
Cash Flows (used in) Operating Activities
  Net loss                                                      $    (262,970)  $  (1,211,881)  $(1,507,990)
  Adjustments to reconcile net loss to net cash flows
    from operations
    Amortization                                                       28,453          40,333        78,125
    Depreciation                                                       20,452           6,011        26,463
    Writeoff of intangible assets                                       3,472         629,082       632,554
    Change in other operating assets and liabilities
      Deposits                                                         13,000         (15,000)       (2,000)
      Accounts payable                                               (147,788)        303,369       180,581
      Accrued Fees                                                      6,000                         6,000
      Accrued salaries                                                (11,712)        (13,288)      (25,000)
                                                                --------------  --------------  ------------

        Net cash flows (used in) operating activities                (351,094)       (261,374)     (611,267)

Cash Flows (used in) Investing Activities
  Purchase of intangible assets                                      (143,768)       (581,245)     (725,013)
  Purchase of equipment                                                (4,266)        (28,910)      (33,176)
                                                                --------------  --------------  ------------

        Net cash flows (used in) investing activities                (148,034)       (610,155)     (758,189)

Cash Flows from Financing Activities
  Debt Conversion to Equity                                           (34,264)              -       (34,264)
  Proceeds from issuance of common stock                               48,225         375,000       792,425
  Proceeds from stockholder note                                      369,975         247,341       617,316
                                                                --------------  --------------  ------------

        Net cash flows from financing activities                      383,936         622,341     1,375,477
                                                                --------------  --------------  ------------

        Net increase (decrease) in cash                              (115,192)       (249,188)        6,020

Cash and cash equivalents, beginning of period                        121,212         370,400             -
                                                                --------------  --------------  ------------

Cash and cash equivalents, end of period                        $       6,020   $     121,212   $     6,020
                                                                ==============  ==============  ============

Supplemental Disclosure
-----------------------
No cash was paid for interest or income taxes in 2001 or 2000.

             See Auditor's Report and Notes to Financial Statements

                      CREATIVE PRODUCTS INTERNATIONAL, INC
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

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

INTANGIBLE  ASSETS

During 2000, the Company wrote-off $114,038 of intangible assets that were transferred to the Company as part of the spin-off in December 1999. These assets relate to certain development stage children's products, patent, copyrights and trademarks that the Company is not actively developing. The Company also wrote off $515,045 of Technology Assets related to certain programming costs which were deemed redundant or obsolete to new site and service improvements.

Intangible assets consist of the following at December 31, 2001:


          Web Technology                 $209,968
          Trademarks                      165,652

          Less accumulated amortization   203,096
                                         --------

                                         $172,524

Amortization is recorded using the straight-line method over the estimated useful lives of the assets which does not exceed ten years. The Company periodically reviews intangible assets to assess recoverability. Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

REVENUE  RECOGNITION

The Company will recognize revenue at the time of service or as contractual terms are satisfied.

ADVERTISING

Advertising costs will be expensed during the period incurred.

RESEARCH  AND  DEVELOPMENT

Research and development costs will be expensed during the period incurred.

EARNINGS  PER  SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there are no dilutive securities. The weighted average number of shares outstanding was 2,324,937 for the period ended December 31, 2001.

STOCK-BASED  COMPENSATION

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock. Compensation cost for stock options is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. During 2000, the Company issued 235,000 options to purchase shares of common stock under the Company's stock option plan for marketing, sales and marketing oriented consultants at exercise prices of $1 to $1.50. These options expire 5 years from the date of grant. An additional 235,000 options were issued to directors, executives and administrative employees during the year at exercise prices of $.65 to $1.50. During 2001, the Company issued 210,000 options to purchase shares of common stock under the plan at exercise prices of $1.50 to $1.58. The options expire 5 years from the date of grant. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized in 2000 or 2001. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements. The total number of options outstanding at December 31, 2001 was 569,000. During 2001, the Company's Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company's common stock is available for issuance under the plan.

Following is a summary of stock option plan activity as of December 31, 2001:

                                              Weighted
                                              Average
                                  Number of   Exercise
                                   Options     Price
                                  ---------  ---------

Outstanding at December 31, 1999     19,000  $     .30
  Granted during 2000               500,000  $    1.05
  Exercised during 2000                   0
  Forfeited during 2000              20,000

Outstanding at December 31, 2000    469,000  $     .95
Granted during 2001                 210,000  $     151
  Exercised during 2001                   0
  Forfeited during 2001             110,000

Outstanding at December 31, 2001    569,000  $    1.21


These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

INCOME  TAXES

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at December 31, 2001.

PREFERRED  STOCK

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares had been issued nor had preferences been determined as of December 31, 2001.

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

COMPREHENSIVE  INCOME

The Company had no elements of comprehensive income for the period ended December 31, 2001. Further, there are no other new financial accounting standards which would have an effect on these financial statements.

NOTE 3  EMPLOYMENT  AGREEMENTS

On January 11, 2001, the Company entered into a new 2-year rolling employment agreement with the Company's Chairman and CEO. The agreement provides for a base salary of $150,000 plus bonus as deemed by the Board of Directors based on certain business achievements. On October 10, 2001 the Company entered into a 2-year rolling employment agreement with the Company's prospective Chief Operating Officer. The agreement provides for a base salary of $150,000 plus bonus as deemed by the Board of Directors based on certain business achievements. This agreement will take affect on the first date of employment of the Chief Operating Officer which is expected to occur prior to June 30, 2002. At the time of employment, the prospective Chief Operating Officer will receive a warrant to purchase 650,000 shares of the Company's common stock. The warrant will be exercisable at $.08 per share and after two years of service to the Company from the date of employment.


NOTE 4  WARRANTS

Pursuant to a private placement, the Company issued, in the aggregate, a total of 375,000 warrants to purchase 375,000 shares of the Company's common stock at $1.50 per share. The warrants expire 5 years from the date the Company's common stock begins trading on an exchange. No warrants have been exercised from the date of grant. The Company's CEO received 100,000 warrants pursuant to an investment in the private placement.

During 2000, and pursuant to a loan and security agreement with the Company, the Company issued two 5-year warrant certificates which entitle the lender, who is an officer and director to purchase 54,000 and 30,000 shares of common stock at $1. The warrants expire on September 30, 2005 and December 30, 2005, respectively. During 2001, and pursuant to a loan and security agreement with the Company, the Company issued three additional 5-year warrant certificates which entitle the lender, who is an officer and director to purchase 42,000, 12,000 and 24,000 shares of common stock at $1. The warrants expire on June 30, 2006, September 30, 2006 and December 30, 2006, respectively. No warrants have been exercised from the date of grant.

NOTE 5  SALE  OF  INTELLECTUAL  PROPERTY

On April 9, 2001, pursuant to a secured loan agreement in which an officer and director has provided working capital to the Company, the officer and director exercised her right to purchase certain trademarks and intellectual property unrelated to the Company's current Internet business operations at the greater of $5,000 or the net property value. The purchase price of the intellectual property was $5,000.

NOTE 6  GOING  CONCERN

As shown in the financial statements, the Company incurred a net loss of $1,211,881 in 2000 and $256,970 in 2001. These factors and the investment climate for web-related businesses, raises concerns about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company's business and financial objectives.

NOTE 7  INCOME  TAXES

There was no provision for federal, or state and local income taxes as the Company has sustained losses for the year ended December 31, 2001. As of December 31, 2001, the Company had accumulated approximately $1.4 million of net operating loss carryforwards for federal income tax purposes, which begin to expire in 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The difference between the tax loss carryforward and the Company's financial statement losses is due to differences in amortization rates on intangible assets and certain accrued expenses which are deductible for income tax purposes only when paid.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carryforwards can be utilized. Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at December 31, 2001.

     Deferred  tax  asset  as  of  December  31,  2001:

     Net operating loss carryforwards  $1,435,655
                                       -----------
     Total deferred tax asset             441,200
     Valuation allowance                 (441,200)
                                       -----------
     Net deferred tax asset            $        -
                                       ===========

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:


                                         2001        2000
                                    ----------  ----------

     Tax at statutory rates         $(488,000)  $(405,000)

     Change in valuation allowance    488,000     405,000
                                    ----------  ----------

     Income tax expense             $       -   $       -
                                    ==========  ==========

NOTE 8  POST  PERIOD  EVENT

During January, an officer and director advanced an additional $125,000 to the Company under a loan and security agreement with the Company.

                                    PART III

ITEM 8 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all Section 16(a) reports filed. The Company believes that all reporting requirements applicable to its executive officers, directors, and more than ten percent stockholders were complied with for the fiscal year ended December 31, 2001.

The following table sets forth information concerning the directors and executive officers of the Company as of December 31, 2001.

NAME               AGE      POSITION
-----------------  ---  --------------------
Susan A. Schreter   40      Chairman and CEO

Joan Lundgren       48      Director

Lisa Indovino       40      Director

David Pinto         65      Director

Robert Hannan       63      Director

Randall Fields      54      Director

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

Lisa Indovino is a telecommunications expert with over 15 years of specialization in the commercialization planning and market introductions of new internet and cellular technologies. From 1997 until 2001, she served as Director of Business Development at Lucent Technologies, where she was responsible for identifying internet based acquisition and joint venture opportunities. From 1993 to 1996, Ms Indovino was Executive Vice President and a founding partner of Customer Information Inc of Randallstown, Maryland, a firm which provided telecommunications technology research and consulting to Fortune 500 companies including IBM. From 1992 to 1993, Ms Indovino was a Program Manager for Mercedes-Benz of North America, Montvale, New Jersey, where she was responsible for the design and implementation of the company's first nationwide cellular program to Mercedes dealerships.

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

Randall K. Fields of Fields Technologies, Inc. develops software solutions and markets the Action Manager family of integrated software applications for multi-unit business environments, including chain grocery and convenience stores. Mr. Fields served as the chair of Mrs. Fields Cookies from 1978 to 1990, a firm which he co-founded with Debbi Fields. During his tenure at Mrs. Fields Cookies, he pioneered the development of point of purchase and other management software systems for Mrs. Fields Cookies franchise outlets. In 1990, Mr. Fields founded Fields Software Group in 1990, later renamed Park City Group. He is a contributing editor to Chief Executive magazine. Articles regarding Fields' technical and management software solutions have been featured in many national business and information technology publications including Forbes, Business Week, Chain Store Age Executive, Information Week and Inc. magazine. Mr. Fields holds bachelor and master's degrees from Stanford University, where he was a Phi Beta Kappa, Danforth Fellow and National Science Foundation Fellow. Mr. Fields is a member of the board of Fields Technologies, Inc.

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

ITEM  9   EXECUTIVE  COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                           Annual        Long Term
                                           Compensation  Compensation
Name of Principal Position      Year       Salary        Awards/Options
--------------------------  ------------  -------------  --------------
Susan A.  Schreter                  2000  $    150,000*         125,000
Susan A. Schreter                   2001  $    150,000*          20,000

     Excludes warrants granted to Ms. Schreter as part of private placement investment in 2000 and loans to the Company in 2000 and 2001. Ms. Schreter did not receive cash salary compensation during 2001.

Ms. Schreter received a 5 year option to purchase 5,000 shares of common stock at .32 per share on December 14, 1999.
Ms. Schreter received a 5 year option to purchase 20,000 shares of common stock at $1 per share on April 24, 2000.
Ms. Schreter received a 5 year option to purchase 100,000 shares of common stock at $.65 per share on December 4, 2000.
Ms. Schreter received a 5 year option to purchase 20,000 shares of common stock at $1.58 per share on October 3, 2001.

ITEM 10  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

The Company's CEO has lent an aggregate of $688,077 of which $213,077 was outstanding at December 31, 2001. The note and accompanying security agreement provide for repayment of the outstanding balance plus accrued interest at 8 percent. The loan is secured by all the company's assets. The note and accrued but unpaid interest is convertible into common stock at $.08 per share if the Company. Based on the aggregate amount lent to the Company, a total of 162,000 warrants have been provided to the CEO pursuant to loan agreement terms.

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

The Company has paid $10,000 to Ms. Lundgren in the form of common stock in 2001.

ITEM 11  DESCRIPTION  OF  SECURITIES

The authorized capital stock of Creative Products consists of 15,000,000 shares of common stock, $1.01 par value per share, of which 7,109,705 are issued or outstanding, and 1,000,000 shares of preferred stock (the "Preferred Stock") of which no shares are issued or outstanding.

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

ITEM 12  STOCK  OPTION  PLANS

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company's stock. Compensation cost for stock options is measured as the excess, if any, of the value of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock. As the exercise price of the options is in excess of the option value, no compensation expense has been recognized since inception. The pro forma amounts required to be calculated by Statement of Financial Accounting Standards No. 123 are not material to the financial statements. The table below details options granted to directors since inception. These options expire in five years from the date of grant.

                                          Number of  Exercise Price
NAME                                       Options
                                          ---------  --------------
Susan A Schreter                              5,000             .68
c/o Creative Products International, Inc    100,000             .65
4801 Aurora Ave N                            20,000            1.00
Seattle WA 98103                             20,000            1.58


Randall Fields
c/o Creative Products International, Inc
4801 Aurora Ave N                            20,000            1.00
Seattle WA 98103                             20,000            1.50


Robert Hannan
c/o Creative Products International, Inc
4801 Aurora Ave N                            20,000            1.00
Seattle WA 98103                             20,000            1.50

Lisa Indovino
c/o Creative Products International, Inc      5,000             .65
4801 Aurora Ave N                            20,000            1.00
Seattle WA 98103                             20,000            1.50


Joan Lundgren
c/o Creative Products International, Inc      5,000             .65
4801 Aurora Ave N                            20,000            1.00
Seattle WA 98103                             20,000            1.50


David Pinto
c/o Creative Products International, Inc     20,000            1.00
4801 Aurora Ave N                            20,000            1.50
Seattle WA 98103                             20,000            1.50


The weighted average remaining life of all options outstanding is 3.9 years. The options listed above and the warrants listed in note 4 were not included in the computation of earnings per share because they are anti-dilutive.


ITEM 13  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director, (iii) the Named Executive Officers and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner     Number of Shares   Percent Owned
-------------------------------------------------------------------------

Susan A Schreter                               5,626,947*          79.14%
c/o Creative Products International Inc
P.O. Box 9288
Seattle WA 98103
-------------------------------------------------------------------------

Lisa Indovino                                     45,000*             **
c/o Creative Products International,
P.O. Box 9288
Seattle, WA 98103
-------------------------------------------------------------------------

Joan Lundgren                                    112,500*           1.58
c/o Creative Products International,
P.O. Box 9288
Seattle, WA 98103
-------------------------------------------------------------------------

David Pinto                                       60,000*             **
c/o Creative Products International Inc
P.O. Box 9288
Seattle WA 98103
-------------------------------------------------------------------------

Robert Hannan                                     40,000*             **
c/o Creative Products International,
P.O. Box 9288
Seattle, WA 98103
-------------------------------------------------------------------------

Randall Fields                                    40,000*             **
c/o Creative Products International,
P.O. Box 9288
Seattle, WA 98103
-------------------------------------------------------------------------
All Directors as a group                        5,924,447          83.33
-------------------------------------------------------------------------

*   number  includes  unexercised  incentive  stock  and  warrants
**  represents  less  than  1%


ITEM 14  EXHIBITS,  LISTS  AND  REPORTS  ON  FORM  8-K

EXHIBITS
     None

REPORTS  ON  FORM  8-K
     Attached.



                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on February 20, 2001.


                                        CREATIVE PRODUCTS INTERNATIONAL, INC


                                        By:  /s/  Susan A. Schreter
                                           ------------------------
                                                  Susan A. Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                   TITLE                     DATE

Susan A Schreter            Chairman and CEO          2-20-02

Joan Lundgren               Director                  2-20-02

Lisa Indovino               Director                  2-20-02

David Pinto                 Director                  2-20-02

Robert Hannan               Director                  2-20-02

Randall Fields              Director                  2-20-02