Form 10QSB
period 2002-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2002-05-20
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                        Commission file number 000-27615

                       FIRST TRANSACTION MANAGEMENT, INC.
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

Yes  [X]  No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of March 31, 2002, the Registrant had 7,208,704 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

         INDEX                                                      PAGE NUMBER


PART I:  FINANCIAL INFORMATION

         Item 1   Balance Sheet at March 31, 2002
                  (unaudited for March 31, 2002 period) ...........    3

                  Statement of Operations for the Period
                  Ended March 31, 2002 (unaudited) ................    4

                  Statement of Stockholders Equity ................    5
                  (unaudited)

                  Statement of Cash Flows for the Period
                  Ended March 31, 2002 (unaudited) ................    6



         Item 2   Notes to the Financial Statements ...............    7


         Item 3   Management's Discussion and Analysis of
                    Financial Condition and Results of Operation ..    7

                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                 March 31, 2002


ASSETS

Current Assets
          Cash and cash equivalents                                                $    34,957

Long-Term Assets
          Deposit                                                                        2,000
          Intangible assets                                                            279,514
          Equipment                                                                     38,092
                                                                                   -----------

                                                                                       319,606
                                                                                   -----------

                                                                                   $   354,564
                                                                                   ===========



          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable                                                         $    40,556
          Accruals                                                                       6,000
          Note to stockholder                                                          573,413
                                                                                   -----------

             Total current liabilities                                                 619,970

Stockholders' Equity
          Preferred stock, par value $.01 per share, 1,000,000 shares
             authorized, none issued and outstanding                                      --
          Common stock, par value $.01 per share, 15,000,000 shares
             authorized, 7,208,704 shares issued and outstanding                        72,087
          Additional paid-in capital                                                 1,287,645
          Deficit accumulated during the development stage                          (1,625,138)
                                                                                   -----------

             Total stockholders' equity                                               (265,406)
                                                                                   -----------

                                                                                   $   354,564
                                                                                   ===========



                        See Notes to Financial Statements





                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
        For the 3 month Periods Ended March 31, 2002 and March 31, 2001 and for the Period from March 25, 1999 (date of incorporation) to March 31, 2002
                                   Cumulative
                                                                                        During
                                               3 month Period      3 month Period       Development
                                               31-March 2002       31-March 2001        Stage
                                               ----------------------------------------------------
Marketing                                      $       --          $    10,823         $   412,395
Administration                                      111,253            115,655             658,765
Professional fees                                     9,312             18,555              65,561
Amortization and depreciation                         5,697              6,743             110,285
Write-off of intangible assets                                                             632,554
                                                -----------        -----------         -----------
      Net loss from operations                    (126,262)          (151,776)         (1,879,560)

Other income                                        18,216                549              31,806
Other expense - interest accrued on
  stockholder note                                  (9,102)            (5,158)            (53,977)
                                               -----------        -----------         -----------
      Net loss before extraordinary item          (117,148)          (156,385)         (1,901,731)
                                               ===========        ===========         ===========
Extraordinary item                                                    276,593             276,593
                                               ===========        ===========         ===========
Net loss                                       $  (117,148)       $   120,208         $(1,625,138)
                                               ===========        ===========         ===========
Basic and diluted net loss per common share    $     (0.02)       $      0.05         $     (0.75)
                                               ===========        ===========         ===========
      Loss before extraordinary item           $     (0.02)       $     (0.07)        $     (0.88)
                                               ===========        ===========         ===========
      Extraordinary item                       $        --        $      0.12         $      0.13
                                               ===========        ===========         ===========



                        See Notes to Financial Statements






                          FIRST TRANSACTION MANAGEMENT
                         (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS EQUITY
           For the Year Ended December 31, 2001 and December 31, 2001
                               and for the Period
           From March 25, 1999 (Date of Inception) to March 31, 2002




                                                        Common Stock                              Deficit
                                               ------------------------------                    Accumulated
                                                                                  Additional     During the
                                    Date of         Number                         Paid-in       Development
                                  Transaction     of Shares       Par Value        Capital          Stage             Total
                                 ---------------------------------------------------------------------------------------------
Shares issued for cash            Mar 25, 1999             1    $         --    $     50,000     $        --    $      50,000

Intangible assets contributed
     in spin-off transaction      Jun 30, 1999                                       165,652                          165,652

Shares issued for cash            Sept 27, 1999    1,528,204          15,282         284,718                          300,000

Shares issued for cash            Oct 4, 1999        384,000           3,840          15,360                           19,200

Net loss for 1999                                                                                    (33,139)         (33,139)
                                               -------------------------------------------------------------------------------

Balance, December 31, 1999                         1,912,205    $     19,122    $    515,730    $    (33,139)         501,713

Shares issued for cash            Dec 4, 2000        375,000           3,750         371,250                          375,000

Net loss for 2000                                                                                 (1,211,881)      (1,211,881)
                                 ----------------------------  --------------  --------------  --------------   --------------

Balance December 31, 2000                          2,287,205          22,872         886,980      (1,245,020)        (335,168)
                                 =============================================================================================

Shares issued as compensation    June 11, 2001        50,000             500          15,500                           16,000

Shares issued as compensation    Dec 31, 2001         85,000             850          26,350                           27,200

Shares issued in lieu of debt    Dec 31, 2001      4,687,500          46,875         328,125                          375,000


Net loss for 2001                                                                                   (262,970)        (262,970)
                                               -------------------------------------------------------------------------------

Balance, December 31, 2001                         7,109,705          71,097       1,256,955      (1,507,990)        (179,938)
                                               ===============================================================================

Shares issued in lieu
   of compensation                  3/31/02           99,000             990          30,690                           31,680

Net loss for Qtr. Ended 3/31/2002                                                                   (117,148)        (117,148)
                                               --------------  --------------  --------------  --------------   --------------
Balance, March 31, 2002                            7,208,705          72,087       1,287,645      (1,625,138)        (265,406)



                        See Notes to Financial Statements





                        FIRST TRANSACTION MANAGEMENT, INC
                         (A Development Stage Company)

                  STATEMENTS OF CHANGES IN FINANCIAL POSITION
            For the Periods Ended March 31, 2002 and March 31, 2001
                               and for the Period
           From March 25, 1999 (Date of Inception) to March 31, 2002


                                                                                                          Cumulative
                                                                                                          During
                                                                  3 month Period        3 month Period    Development
                                                                  31-March 2002         31-March 2001     Stage
                                                                  ---------------------------------------------------
Cash Flows from Operating Activities
     Net loss                                                     $   (117,148)      $    120,207    $  (1,625,138)
     Adjustments to reconcile net loss to net cash flows
        from operations
        Amortization                                                     5,697              4,406           83,822
        Depreciation                                                         -              2,337           26,463
        Write-off of intangible assets                                                                     632,554
        Extraordinary item                                                               (276,593)
        Change in other operating assets and liabilities
           Deposits                                                                                         (2,000)
           Accounts payable                                            (87,189)            55,717           93,392
           Accrued Fees                                                                                      6,000
           Accrued salaries                                             37,500            (11,712)         (12,500)
                                                                  -------------------------------------------------

              Net cash flows used in operating activities             (161,140)          (105,637)        (772,407)

Cash Flows from Investing Activities
     Purchase of intangible assets                                    (109,950)           (53,783)        (834,963)
     Purchase of equipment                                             (26,654)            (2,779)         (59,830)
                                                                  -------------------------------------------------

              Net cash flows used in investing activities             (136,604)           (56,562)        (894,793)

Cash Flows from Financing Activities
     Debt Conversion to Equity                                                                  -          (34,264)
     Proceeds from issuance of common stock                             31,680                  -          824,105

     Proceeds from stockholder note                                    295,000             53,439          912,316
                                                                  -------------------------------------------------

              Net cash flows from financing activities                 326,680             53,439        1,702,157
                                                                  -------------------------------------------------

              Net increase (decrease) in cash                           28,936           (108,760)          34,957

Cash and cash equivalents, beginning of period                           6,021            121,212                -
                                                                  -------------------------------------------------

Cash and cash equivalents, end of period                          $     34,957      $      12,452      $    34,957
                                                                  =================================================


                        See Notes to Financial Statements

                       FIRST TRANSACTION MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2002

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, formerly named Creative Products International, Inc. ("the Company"), is a development stage company. It was incorporated in the state of Delaware on March 25, 1999. The Company's objective is to commercialize certain Internet based promotion and coupon management merchandising services for the consumer product manufacturing and trade chain retail industry.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim period financial statements contained herein have been prepared by the Registrant pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim period statements should be read together with the audited financial statements and accompanying notes included in the Registrant's latest annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Registrant, the unaudited financial statements contained herein contain all adjustments necessary in order to present a fair statement of the results for the interim periods presented.


NOTE 3   GOING CONCERN

The general investment climate for web-related businesses and the recession in the advertising industry raise concerns about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company's business and financial objectives.

NOTE 4   ISSUANCE OF COMMON STOCK

On March 31, 2002, the Company authorized the issuance of a total of 99,000 shares of common stock to a non-officer employee and consultant in lieu of cash compensation.


NOTE 5   RELATED PARTY TRANSACTION

In addition to equity investment in the Company, the Company's CEO has provided loans, as generally needed, to support the Company's operations. All accrued expenses and loans receive accrued, but unpaid interest, at 8 percent per annum. The lender is also entitled to receive a 5 year warrant, exercisable at $1 per share based on the amount of new loans advanced to the Company. If unpaid by the Company, the CEO can convert a portion or all of the outstanding debt into equity.


ITEM 3   MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. It is a development stage company organized to commercialize certain products and services which either (i) serve manufacturers which sell products primarily through chain retail stores; or (ii) assist chain retailers in the management and administration of certain retail and product promotion programs. The Company's first business, developed under the business names Savings4Everything.com, Rebates4Everything.com and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and reporting services for client consumer product manufacturers. Management seeks to finance the continued development of its business through strategic partnerships, financial investors or sale of the company.

Results of Operations: Comparison of the Fiscal Quarter Ended March 31, 2001 to the Fiscal Quarter Ended March 31, 2002

As the Company is development stage, it has generated no revenue since inception on March 25, 1999. The Company does not anticipate that it will generate any significant revenues during the current fiscal year without securing additional financing.

Total operating expenses incurred during the fiscal quarter ended March 31, 2002 were $126,262 as compared to $151,776 during the prior comparable period ended 2000; a 17% decrease. Administrative costs decreased slightly during the comparable fiscal quarters from $115,655 to $111,253, a 4% decrease. General administrative costs include office expenses, maintaining public filings, staff salaries and benefits. Depreciation and amortization decreased slightly from $6,743 during the fiscal quarter ended 2001 to $5,697; a 16% decrease. Professional fees associated primarily with accounting and legal organization needs decreased from $18,555 to $9,312 in the comparable fiscal quarters; a 50% decrease. During the fiscal quarter ended 2001, the Company recorded an extraordinary gain of $276,593 due to the forgiveness of certain technology-related accounts payable during the quarter.

The Company also incurred accrued, but unpaid total interest expense of $9,102 during the fiscal quarter ended 2002. This compares to $5,158 of accrued, but unpaid total interest expense during the fiscal quarter ended 2001; an increase of 76%. The increase was attributable to the increase in debt outstanding during the comparable fiscal periods. During the fiscal period ended 2002, the Company also recorded other income of $18,216, primarily associated with reduction and forgiveness of certain administrative accounts payable.

As a result of the foregoing, the Company generated a net loss before extraordinary item of $156,385 during the fiscal quarter ended March 31, 2001 as compared to a net loss of $117,148; a 25% reduction from the prior period. The comparable net profit, after extraordinary item for the fiscal period ended 2001 was $120,208 as compared to a net loss of $117,148. The average weighted loss per share before extraordinary item during the 2001 period was $.07 as compared to an average weighted loss per share during the comparable fiscal period of $.02 per share. The net loss per share for the fiscal quarter ended March 2001, including the affects of the extraordinary item was $.12 per share.

Liquidity

The Company's liquidity and capital resources at March 31, 2002 consisted of cash of approximately $35,000 with no other liquid assets. The Company has supported its operations through secured loans to the Company by an officer and director of the Company. There is no assurance that additional loans will be available to meet the Company's future cash requirements.

The Company had total liabilities of $619,970. As of March 31, 2002, the Company's outstanding principal balance to an officer and director was $573,413.

The Company's continued operations and site development activities are dependent upon the Company's securing additional sources of working capital through debt, equity or sale of some or all of its development stage business. The Company intends to market a private placement to qualified investors or organized venture capital funds, on terms that have not been determined. Failure to obtain additional working capital may result in the Company suspending operations. There is no assurance that the Company will be successful in securing additional sources of working capital necessary to complete development stage operations, retain qualified management and staff, and maintain business operations to such time as the Company can achieve positive cash flow. Further adverse changes in general economic conditions, the appetite of financial investors to invest in start up internet businesses with an uncertain future, and manufacturers' interest in promoting products and services online to consumers.

OTHER MATTERS AND CONTINGENCIES

During the Fiscal Years 2000, 2001 and 2002, the Company's CEO had advanced funds to the Company in the form of direct.loans, payment of certain operating expenses and accrued salary and interest. As of March 31, 2002, $573,413 remains outstanding as a note payable to an officer - shareholder. The note payable accrues interest at 8 percent. The note and accompanying security agreement provides a first lien over all of the Company's assets including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company's common stock at the rate of $.08 per share.

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

LOSS PER SHARE

SFAS 128 establishes standards for computing and presenting earning per share ("EPS") and applies to entities with publicly held common stock or potential common stock. In accordance with SFAS No. 128, the computation of diluted EPS shall not assume conversion, exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share. SFAS No 128 also states that although including those potential common shares in the other diluted-per-share computations may be dilutive to their comparable basic per-share amounts, no potential common shares shall be included in the computation of any diluted per-share amount when a loss from continuing operations exist, even if the entity reports net income.

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

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on May 17, 2002.

                                              First Transaction Management, Inc.



                                              By:  /s/   Susan A. Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                                   TITLE                        DATE

Susan A. Schreter                            Chairman and CEO           5-17-02