Form 10QSB
period 2002-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2002-07-26
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of June 30,, 2002, the Registrant had 7,258,704 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

         INDEX                                                      PAGE NUMBER

PART I:     FINANCIAL INFORMATION

     Item 1      Balance Sheet at June 30, 2002                              3
                 (unaudited for June 30, 2002 period)

                 Statement of Operations for the Period
                 Ended June 30, 2002 (unaudited)                             4

                 Statement of Stockholder's Equity                           5
                 (unaudited)

                 Statement of Cash Flows for the Period
                 Ended June 30, 2002 (unaudited)                             6



     Item 2      Notes to the Financial Statements                           7


     Item 3      Management's Discussion and Analysis of
                    Financial Condition and Results of Operation             8

                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                 June 30, 2002



             ASSETS

Current Assets
             Cash and cash equivalents                                            $         77,671

Long-Term Assets
             Deposit                                                                         2,000
             Intangible assets                                                             271,206
             Equipment                                                                      28,221
                                                                                  -----------------

                                                                                           301,426
                                                                                  -----------------

                                                                                  $        379,097
                                                                                  =================



             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable                                                     $         49,617
             Accruals                                                                        6,000
             Note to stockholder                                                           715,347
                                                                                  -----------------

                  Total current liabilities                                                770,964

Stockholders' Equity
             Preferred stock, par value $.01 per share, 1,000,000 shares
                  authorized, none issued and outstanding                                        -
             Common stock, par value $.01 per share, 15,000,000 shares
                  authorized, 7,258,704 shares issued and outstanding                       72,587
             Additional paid-in capital                                                  1,303,145
             Deficit accumulated during the development stage                           (1,767,599)
                                                                                  -----------------

                  Total stockholders' equity                                              (391,867)
                                                                                  -----------------

                                                                                  $        379,097
                                                                                  =================




                        See Notes to Financial Statements





                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
          For the 3 month Periods Ended June 30 2002 and June 20, 2001 and for the Period from March 25, 1999 (date of incorporation) to June 30,, 2002



                                                      3 month Period  6 month Period   3 month Period   6 month Period   Cumulative
                                                      1-April - 2001    1-Jan -01        1-Apr - 02       1-Jan-02       During
                                                            to              to                 to           to           Development
                                                      30-June 2001      30-Jun-01        30 June 02       30-Jun 02      Stage
                                                      ------------------------------------------------------------------------------

Marketing                                             $  27,035       $   37,858      $               $              $      412,395
Administration                                           83,224          198,879          65,116         176,369            723,881
Professional fees                                         3,437           21,992          25,702          35,014             91,263
Amortization and depreciation                            13,585           20,329          33,630          39,327            143,915
Write-off of intangible assets                                                                                              632,554
                                                       ---------      -----------     -----------     -----------     --------------
                   Net loss from operations           $(127,281)      $ (279,058)     $ (124,448)     $ (250,710)    $   (2,004,008)

Other income                                              5,137            5,686           3,652          21,869             35,458
Other expense - interest accrued on stockholder note     (7,357)         (12,515)        (21,666)        (30,767)           (75,643)
                                                       ---------      -----------     -----------     -----------     --------------
                                                         (2,220)          (6,829)     (18,013.43)      (8,898.88)           (40,184)

          Net loss before extraordinary item          $(129,501)        (285,887)       (142,461)       (259,609)        (2,044,192)
                                                       =========      ===========================================     ==============

Extraordinary Item                                                      (276,593)              -                            276,593
                                                       =========      ===========     ===========     ===========     ==============

          Net income (loss)                           $(129,501)$         (9,294)       (142,461)    $  (259,609)    $   (1,767,599)
                                                       =========      ===========     ===========     ===========     ==============

Basic and diluted net loss per common share           $   (0.06)      $    (0.00)    $     (0.06)    $     (0.10)    $        (0.69)
                                                       =========      ===========     ===========     ===========     ==============

          Loss before extraordinary item                              $    (0.12)                                    $        (0.80)
                                                       =========      ===========     ===========     ===========     ==============






                          FIRST TRANSACTION MANAGEMENT
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS EQUITY
                  Period Ended June 30, 2002 and June 30, 2001
                               and for the Period
            From March 25, 1999 (Date of Inception) to June 30, 2002



                                                                     Common Stock                          Deficit
                                                           ---------------------------                   Accumulated
                                                                                         Additional      During the
                                                 Date of     Number                       Paid-in        Development
                                               Transaction  of Shares   Par Value         Capital           Stage           Total
                                           ---------------------------------------------------------------------------------------

Shares issued for cash                      Mar 25, 1999            1      $      -    $  50,000    $          -    $     50,000

Intangible assets contributed
      in spin-off transaction               Jun 30, 1999                                 165,652                         165,652

Shares issued for cash                      Sept 27, 1999   1,528,204        15,282      284,718                         300,000

Shares issued for cash                      Oct 4, 1999       384,000         3,840       15,360                          19,200

Net loss for 1999                                                                                        (33,139)        (33,139)
                                                           -----------------------------------------------------------------------
Balance, December 31, 1999                                 $1,912,205      $ 19,122   $  515,730     $   (33,139)    $   501,713

Shares issued for cash                      Dec 4, 2000       375,000         3,750       371,250                         375,000

Net loss for 2000                                                                                      (1,211,881)   $ (1,211,881)
                                           ---------------------------  ------------  ------------   -------------   -------------
Balance December 31, 2000                                  $2,287,205      $ 22,872   $   886,980    $ (1,245,020)       (335,168)
                                           =======================================================================================

Shares issued as compensation              June 11, 2001       50,000           500        15,500                          16,000

Shares issued as compensation              Dec 31, 2001        85,000           850        26,350                          27,200

Shares issued in lieu of debt              Dec 31, 2001     4,687,500        46,875       328,125                         375,000


Net loss for 2001                                                                                        (262,970)       (262,970)
                                                           -----------------------------------------------------------------------
Balance, December 31, 2001                                 $7,109,705      $ 71,097    $1,256,955    $ (1,507,990)    $  (179,938)
                                                           =======================================================================

Shares issued in lieu of compensation            3/31/02       99,000           990        30,690                          31,680


Net loss for Qtr. Ended 3/31/2002                                                                        (117,148)       (117,148)
                                                           -----------  ------------  ------------   -------------   -------------
Balance, March 31, 2002                                    $7,208,705      $ 72,087    $1,287,645    $ (1,625,138)       (265,406)

Shares issued in lieu of compensation            6/30/02       50,000           500        15,500                          16,000

Net loss for Qtr Ended 6/30/02                                                                           (142,461)
                                                           -----------  ------------  ------------   -------------   -------------
Balance June 30, 2002                                      $7,258,705      $ 72,587    $1,303,145    $ (1,767,599)       (249,406)


                        See Notes to Financial Statements







                                                            3 month Period  6 month Period 3 month Period 6 month Period Cumulative
                                                            1-April - 2001  1-Jan -01      1-Apr - 02     1-Jan-02       During
                                                                  to            to               to         to           Development
                                                            30-June 2001    30-Jun-01      30 June 02     30-Jun 02      Stage
                                                            ------------------------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                                  $ (129,501)   $   (9,294)  $(142,461)  $ (259,609)   $(1,767,599)
      Adjustments to reconcile net loss to net cash flows
          from operations
          Amortization and depreciation                             13,585        20,329      31,977       37,674        115,799
              Depreciation                                                                                      -         26,463
          Write-off of intangible assets                                                                        -        632,554
          Extraordinary item                                                                                    -
          Change in other operating assets and liabilities
              Deposits                                              15,000        15,000                        -         (2,000)
              Accounts payable                                      77,761      (143,115)    (19,762)    (106,951)        73,630
              Accrued Fees                                                                                      -          6,000
              Accrued salaries                                           -       (11,712)     37,500       75,000         50,000
                                                                -----------------------------------------------------------------

                   Net cash flows used in operating activities     (23,155)     (128,792)    (92,746)    (253,886)      (865,153)

Cash Flows from Investing Activities
      Purchase of intangible assets                                (89,985)     (143,768)    (15,450)    (125,400)      (850,413)
      Purchase of equipment                                         (1,486)       (4,266)      1,653      (25,001)       (58,177)
                                                                -----------------------------------------------------------------

                   Net cash flows used in investing activities     (91,471)     (148,034)    (13,797)    (150,401)      (908,590)

Cash Flows from Financing Activities
      Debt Conversion to Equity                                     15,500        15,500                        -        (34,264)
      Proceeds from issuance of common stock                                           -      16,000       47,680        840,105

      Proceeds from stockholder note                               112,496       165,936      75,000      370,000        987,316
                                                                -----------------------------------------------------------------

                   Net cash flows from financing activities        127,996       181,436      91,000      417,680      1,793,157
                                                                -----------------------------------------------------------------

                   Net increase (decrease) in cash              $   13,370       (95,390)   $ 42,713    $  13,394     $   19,415

Cash and cash equivalents, beginning of period                      12,452       121,212      34,957       40,978         40,978
                                                                -----------------------------------------------------------------

Cash and cash equivalents, end of period                        $   25,822    $   25,822    $ 77,671    $  54,372     $   60,393
                                                                =================================================================


                        See Notes to Financial Statements

                          Insert statement of cash flow
                       FIRST TRANSACTION MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2002

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, formerly named Creative Products International, Inc. ("the Company"), is the development stage company. It was incorporated in the state of Delaware on March 25, 1999. The Company's objective is to commercialize certain Internet based promotion management services for the consumer product manufacturing and trade chain retail industry.

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

NOTE 4   ISSUANCE OF COMMON STOCK

On June 30, 2002, the Company authorized the issuance of a total of 50,000 shares of common stock to a non-officer employee and consultant in lieu of cash compensation.


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

OVERVIEW

From the date of the Company's incorporation in March 1999 to present, the Company has had limited operations. It is a development stage company organized to commercialize certain products and services which either (i) serve manufacturers which sell products primarily through chain retail stores; or (ii) assist chain retailers in the management and administration of certain retail and product promotion programs. The Company's first business, developed under the business names Savings4Everything.com, Rebates4Everything.com and Promo Networks intends to offer fully integrated manufacturer's coupons and rebate distribution and reporting services for client consumer product manufacturers or for private label "in store" promotions for retailers. Management seeks to finance the continued development of its business through strategic partnerships, financial investors or sale of the company.

Results of Operations: Comparison of the Fiscal Quarter Ended June 30, 2001 to the Fiscal Quarter Ended June 30, 2002

As the Company is development stage, it has generated no revenue since inception on March 25, 1999. The Company does not anticipate that it will generate any significant revenues during the current fiscal year without securing additional financing.

Total operating expenses incurred during the fiscal quarter ended June 30, 2002 were $124,448 as compared to $127,281 during the prior comparable period ended 2001; a 2% decrease. Administrative costs decreased during the comparable fiscal quarters from $83,224 to $65,116, a 22% decrease. General administrative costs include office expenses, maintaining public filings, staff salaries and benefits. Depreciation and amortization increased significantly from $13,585 to $33,630, 148% increase. This increase reflected increase in technology assets from the prior period. Professional fees associated primarily with accounting and legal organization needs increased from $3,437 to $25,702. During the six month prior period ended 2001, the Company recorded an extraordinary gain of $276,593 due to the forgiveness of certain technology-related accounts payable during the quarter.

The Company also incurred accrued, but unpaid total interest expense of $21,666 during the fiscal quarter ended 2002. This compares to $7,357 of accrued, but unpaid total interest expense during the fiscal quarter ended 2001; an increase of 195%. The increase was attributable to the increase in debt outstanding during the comparable fiscal periods. During the fiscal period ended 2002, the Company also recorded other income of $3,652, primarily associated with reduction and forgiveness of certain administrative accounts payable.

As a result of the foregoing, the Company generated a net loss of $142,461 during the fiscal quarter ended June 30, 2002 as compared to a net loss of $129,501; a 10% increase from the prior period. The average weighted loss per share during the 2001 period was $.06 as compared to an average weighted loss per share during the comparable fiscal period of $.06 per share.

Liquidity

The Company's liquidity and capital resources at June 30, 2002 consisted of cash of approximately $77,671 with no other liquid assets. The Company has supported its operations through secured loans to the Company by an officer and director of the Company. There is no assurance that additional loans will be available to meet the Company's future cash requirements.

The Company had total liabilities of $770,964. As of June 30, 2002, the Company's outstanding principal balance to an officer and director was $715,347.

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

OTHER MATTERS AND CONTINGENCIES

During the Fiscal Years 2000, 2001 and 2002, the Company's CEO had advanced funds to the Company in the form of direct.loans, payment of certain operating expenses and accrued salary and interest. As of June 30, 2002, $715,347 remains outstanding as a note payable to an officer - shareholder. The note payable accrues interest at 8 percent. The note and accompanying security agreement provides a first lien over all of the Company's assets including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company's common stock at the rate of $.08 per share.

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




                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on July 24, 2002.

                                            First Transaction Management, Inc.

                                            By:  /s/   Susan A. Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                         TITLE                               DATE

Susan A Schreter                Chairman and CEO                    7-24-02