Form 10QSB
period 2002-09-30
FIRST TRANSACTION MANAGEMENT INC
filed 2002-11-12
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable. As of September 30, 2002, the Registrant had 7,258,705 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

         INDEX                                                      PAGE NUMBER

PART I:     FINANCIAL INFORMATION

     Item 1      Balance Sheet at September 30, 2002 .....................   3
                 (unaudited for September 30, 2002 period)

                 Statement of Operations for the Period
                 Ended September 30, 2002 (unaudited) ....................   4

                 Statement of Stockholder's Equity .......................   5
                 (unaudited)

                 Statement of Cash Flows for the Period
                 Ended September 30, 2002 (unaudited) ....................   6



     Item 2      Notes to the Financial Statements .......................   7


     Item 3      Management's Discussion and Analysis of
                    Financial Condition and Results of Operation .........   8

                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS
                               September 30, 2002



             ASSETS

Current Assets
             Cash and cash equivalents                                     $    38,289

Long-Term Assets
             Deposit                                                             2,000
             Intangible assets                                                 242,441
             Equipment                                                          26,985
                                                                           -----------

                                                                               271,427
                                                                           -----------

                                                                           $   309,716
                                                                           ===========



             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable                                              $    25,672
             Accruals                                                            6,000
             Note to stockholder                                               776,119
                                                                           -----------
                 Total current liabilities                                     807,791

Stockholders' Equity
             Preferred stock, par value $.01 per share, 1,000,000 shares
                 authorized, none issued and outstanding                            --
             Common stock, par value $.01 per share, 15,000,000 shares
                 authorized, 7,258,705 shares issued and outstanding            72,587
             Additional paid-in capital                                      1,303,145
             Deficit accumulated during the development stage               (1,873,806)
                                                                           -----------

                 Total stockholders' equity                                   (498,075)
                                                                           -----------
                                                                           $   309,716
                                                                           ===========





                        See Notes to Financial Statements





                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
     For the 3 month Periods Ended September 30 2002 and September 20, 2001 and for the Period from March 25, 1999 (date of incorporation) to September 30, 2002



                                                     3 month Period   9 month Period 3 month Period  9 month Period    Cumulative
                                                      1-Jul - 2001      1-Jan -01      1-Jul - 02       1-Jan-02       During
                                                          to               to               to            to           Development
                                                      30-Sep  2001      30-Sep-01      30-Sep  02       30-Sep 02      Stage
                                                     ------------------------------------------------------------------------------

Marketing                                            $         80    $     37,938   $               $                $     412,395
Administration                                             75,784         274,663         47,542           194,180         771,423
Professional fees                                           3,261          25,253          9,702            74,418         100,965
Amortization and depreciation                              22,154          42,483         33,300            72,626         177,215
Write-off of intangible assets                              3,473           3,473                                          632,554
                                                     -------------   -------------   ------------   ---------------   -------------

                  Net loss from operations               (104,752)       (383,810)       (90,544)         (341,225)     (2,094,552)

Other income                                                   53           5,739                           21,869          35,458
Other expense - interest accrued on stockholder note      (14,631)        (27,147)       (34,397)          (46,431)       (110,040)
                                                     -------------   -------------   ------------   ---------------   -------------
                                                          (14,578)        (21,408)    (34,396.70)       (24,562.56)        (74,582)

          Net loss before extraordinary item             (119,330)       (405,218)      (124,941)         (365,787)     (2,169,134)
                                                     =============   ==============================================   =============

Extraordinary Item                                                       (276,593)             -                           276,593
                                                     =============   =============   ============   ===============   =============

          Net income (loss)                          $   (119,330)   $   (128,625)   $  (124,941)   $     (365,787)   $ (1,892,541)
                                                     =============   =============   ============   ===============   =============

      Weighted average common shares outstanding        2,297,645       2,292,454      7,258,705         7,258,705       7,258,705

Basic and diluted net loss per common share          $      (0.05)   $      (0.06)   $     (0.02)   $        (0.05)   $      (0.26)
                                                     =============   =============   ============   ===============   =============






                          FIRST TRANSACTION MANAGEMENT
                         (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS EQUITY
                  Period Ended September 30, 2002 and September 30, 2001
                               and for the Period
            From March 25, 1999 (Date of Inception) to September 30, 2002



                                                                     Common Stock                          Deficit
                                                           ---------------------------                   Accumulated
                                                                                         Additional      During the
                                                 Date of     Number                       Paid-in        Development
                                               Transaction  of Shares   Par Value         Capital           Stage           Total
                                           ---------------------------------------------------------------------------------------

Shares issued for cash                      Mar 25, 1999            1      $      -    $  50,000    $          -    $     50,000

Intangible assets contributed
      in spin-off transaction               Jun 30, 1999                                 165,652                         165,652
Shares issued for cash                      Sept 27, 1999   1,528,204        15,282      284,718                         300,000
Shares issued for cash                      Oct 4, 1999       384,000         3,840       15,360                          19,200
Net loss for 1999                                                                                        (33,139)        (33,139)
                                                           -----------------------------------------------------------------------
Balance, December 31, 1999                                 $1,912,205      $ 19,122   $  515,730     $   (33,139)    $   501,713

Shares issued for cash                      Dec 4, 2000       375,000         3,750       371,250                         375,000
Net loss for 2000                                                                                      (1,211,881)   $ (1,211,881)
                                           ---------------------------  ------------  ------------   -------------   -------------
Balance December 31, 2000                                  $2,287,205      $ 22,872   $   886,980    $ (1,245,020)       (335,168)
                                           =======================================================================================

Shares issued as compensation              June 11, 2001       50,000           500        15,500                          16,000
Shares issued as compensation              Dec 31, 2001        85,000           850        26,350                          27,200
Shares issued in lieu of debt              Dec 31, 2001     4,687,500        46,875       328,125                         375,000
Net loss for 2001                                                                                        (262,970)       (262,970)
                                                           -----------------------------------------------------------------------
Balance, December 31, 2001                                 $7,109,705      $ 71,097    $1,256,955    $ (1,507,990)    $  (179,938)
                                                           =======================================================================

Shares issued in lieu of compensation            3/31/02       99,000           990        30,690                          31,680
Net loss for Qtr. Ended 3/31/2002                                                                        (117,148)       (117,148)
                                                           -----------  ------------  ------------   -------------   -------------
Balance, March 31, 2002                                    $7,208,705      $ 72,087    $1,287,645    $ (1,625,138)       (265,406)

Shares issued in lieu of compensation            6/30/02       50,000           500        15,500                          16,000
Net loss for Qtr Ended 6/30/02                                                                           (142,461)
                                                           -----------  ------------  ------------   -------------   -------------
Balance June 30, 2002                                      $7,258,705      $ 72,587    $1,303,145    $ (1,767,599)       (249,406)

Net loss for Qtr Ended 9/30/02                   9/30/02                                                 (124,941)
                                                           -----------  ------------  ------------   -------------   -------------
Balance September 30, 2002                                 $7,258,705      $ 72,587    $1,303,145    $ (1,892,540)       (249,406)

                        See Notes to Financial Statements






                       FIRST TRANSACTION MANAGEMENT, INC.
                         (A Development Stage Company)

                   STATEMENT OF CHANGES IN FINANCIAL POSITION
         For the Periods Ended September 30 2002 and September 20, 2001
                               and for the Period
                 From March 25, 1999 (date of incorporation) to
                               September 30, 2002



                                                           3 month Period 9 month Period 3 month Period  9 month Period  Cumulative
                                                            1-Jul-2001     1-Jan -01      1-Jul-02       1-Jan-02        During
                                                                 to            to            to              to          Development
                                                             30-Sep-01     30-Sep-01      30-Sep 02       30-Sep 02      Stage
                                                              ---------------------------------------------------------------------
Cash Flows from Operating Activities
      Net loss                                                $(119,330)   $(128,624)     $(124,941)     $(365,787)     $(1,892,540)
      Adjustments to reconcile net loss to net cash flows
          from operations
          Amortization and depreciation                          22,154       42,483         16,257         53,931          132,056
              Depreciation                                           --       26,463
          Write-off of intangible assets                          3,472        3,472             --        632,554
          Extraordinary item                                         --
          Change in other operating assets and liabilities
              Deposits                                           (2,000)      13,000             --         (2,000)
              Accounts payable                                    2,254     (151,853)        18,060        320,604           91,690
              Accrued Fees                                       23,335       47,279             --          6,000
              Accrued salaries                                   39,794      109,794         37,500        112,500           42,500
                                                              ---------------------------------------------------------------------

                  Net cash flows used in operating activities   (30,321)     (64,449)       (53,124)       121,248         (963,277)

Cash Flows from Investing Activities
      Purchase of intangible assets                                  --     (143,768)        13,743       (119,211)        (836,670)
      Purchase of equipment                                          --       (4,266)            --        (17,447)         (58,177)
                                                               --------------------------------------------------------------------

                  Net cash flows used in investing activities        --     (148,034)        13,743       (136,658)        (894,847)

Cash Flows from Financing Activities
      Debt Conversion to Equity                                               15,500                        46,190          (34,264)
      Proceeds from issuance of common stock                                     500                         1,490          840,105

      Proceeds from stockholder note                              9,724       80,495                                        987,316
                                                               --------------------------------------------------------------------

                  Net cash flows from financing activities        9,724       96,495             --         47,680        1,793,157
                                                           ------------------------------------------------------------------------

                  Net increase (decrease) in cash             $ (20,597)   $(115,988)     $ (39,381)     $  32,270      $   (64,967)

Cash and cash equivalents, beginning of period                   25,821      121,212         77,671          6,020          118,649
                                                           ------------------------------------------------------------------------
Cash and cash equivalents, end of period                      $   5,224    $   5,224      $  38,290      $  38,290      $    53,682
                                                          =========================================================================


                        See Notes to Financial Statements

                       FIRST TRANSACTION MANAGEMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2002

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, Inc. ("the Company"), is the development stage company. It was incorporated in the state of Delaware on March 25, 1999. The Company's objective is to commercialize certain Internet based promotion management services for the consumer product manufacturing and trade chain retail industry.

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

NOTE 4     RELATED PARTY TRANSACTION

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

Results of Operations: Comparison of the Fiscal Quarter Ended September 30, 2001 to the Fiscal Quarter Ended September 30, 2002

As the Company is development stage, it has generated no revenue since inception on March 25, 1999. The Company does not anticipate that it will generate any significant revenues during the current fiscal year without securing additional financing.

Total operating expenses incurred during the fiscal quarter ended September 30, 2002 were $124,941 as compared to $119,330 during the prior comparable period ended 2001; a 4% increase. Administrative costs decreased during the comparable fiscal quarters from $75,784 to $47,542 a 22% decrease. General administrative costs include office expenses, maintaining public filings, staff salaries and benefits. Depreciation and amortization increased significantly from $22,154 to $33,300, 50% increase. This increase reflected increase in technology assets from the prior period. Professional fees associated primarily with accounting and legal organization needs increased from $3,261 to $9,702. During the nine month prior period ended 2001, the Company recorded an extraordinary gain of $276,593 due to the forgiveness of certain technology-related accounts payable during the period.

The Company also incurred accrued, but unpaid total interest expense of $34,397 during the fiscal quarter ended 2002. This compares to $14,631 of accrued, but unpaid total interest expense during the fiscal quarter ended 2001; an increase of 135%. The increase was attributable to the increase in debt outstanding during the comparable fiscal periods.

As a result of the foregoing, the Company generated a net loss of $124,941 during the fiscal quarter ended September 30, 2002 as compared to a net loss of $119,330; a 4% increase from the prior period. The average weighted loss per share during the 2001 period was $.05 as compared to an average weighted loss per share during the comparable fiscal period of $.02 per share.

Liquidity

The Company's liquidity and capital resources at September 30, 2002 consisted of cash of approximately $38,289 with no other liquid assets. The Company has supported its operations through secured loans to the Company by an officer and director of the Company. There is no assurance that additional loans will be available to meet the Company's future cash requirements.

The Company had total liabilities of $807,791. As of September 30, 2002, the Company's outstanding principal balance to an officer and director was $776,119.

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

OTHER MATTERS AND CONTINGENCIES

During the Fiscal Years 2000, 2001 and 2002, the Company's CEO had advanced funds to the Company in the form of direct.loans, payment of certain operating expenses and accrued salary and interest. As of September 30, 2002, $776,119 remains outstanding as a note payable to an officer - shareholder. The note payable accrues interest at 8 percent. The note and accompanying security agreement provides a first lien over all of the Company's assets including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company's common stock at the rate of $.08 per share.

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


                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, Washington, on November 5, 2002.

                                            First Transaction Management, Inc.

                                            By:  /s/   Susan A. Schreter


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


SIGNATURE                         TITLE                               DATE

Susan A Schreter                Chairman and CEO                   11-5-02