Form 10KSB
period 2006-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2007-08-24
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-27615

FIRST TRANSACTION MANAGEMENT, INC.
(Name of small business issuer in its charter)

DELAWARE	52-2158936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

381 SE Crystal Creek Circle, Issaquah, WA 98027
(Address of principal executive offices)

(206) 355-1467
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KS. ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

State issuer’s revenues for its most recent fiscal year: $6,482 for fiscal 2006; $141,251 for fiscal 2005;  $102,727 for fiscal 2004; $29,000 for fiscal 2003; and $1,459 for fiscal 2002.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): There is no public trading market for the Registrant’s common stock. Therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of August 22, 2007, there were 7,258,704 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of First Transaction Management, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.   BUSINESS.

INTRODUCTION

First Transaction Management, Inc. (the “Company”, “we” or “us”) was incorporated in Delaware under the name Creative Products International, Inc. in March 1999.   Effective August 20, 2001, we changed our corporate name from Creative Products International, Inc. to First Transaction Management, Inc.  We maintain our principal offices at 381 SE Crystal Creek Circle, Issaquah, WA 98027.  Our telephone number is (206) 355-1467.

We are currently a “shell company” as defined by the Securities and Exchange Commission to be “a company with no or nominal operations, and with no or nominal assets or assets consisting of solely cash and cash equivalents” pursuant to Rule 405 of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

HISTORICAL

We were incorporated as a wholly owned subsidiary of Caring Products International, Inc.  On December 23, 1999, Caring Products International, Inc. spun-off all of our stock pro rata to its then shareholders.  The Company has had limited operations to date and is in the development stage.  The Company was organized to commercialize certain product and services which either (i) are sold through chain retail stores; (ii) serve manufacturers which sell products through chain retail stores, or (iii) assist chain retailers in the management and administration of certain retail and product promotion programs.  In 2001, the Company changed its name to First Transaction Management, Inc. to reflect the Company’s initial focus on developing web-based promotion management and automated promotion transaction processing services to consumer product manufacturers and large retailers.

As part of the Company’s initial business development efforts, we secured the domain names Coupons4Everything.com; Savings4Everything.com; Rebates4Everything.com, and PromoNetworks.com.  The Company also operated its first phase, beta level test promotion distribution services for partner web sites, such as EarthLink.

To support service development, the Company completed a private placement in late 2000 of 375,000 units, each unit consisting of one share of our common stock and a warrant exercisable for five years from the date of first trading of our common stock on a public exchange to purchase one share of our common stock at $1.50 per share.  The private placement resulted in gross proceeds to the Company of $375,000, of which $100,000 was invested by the Company’s current sole director and executive officer, Susan Schreter.

From 2000 through 2002, the Company’s then President and current sole director and executive officer, Susan Schreter, loaned the Company an aggregate of $1,248,541.  Such loan is evidenced by a demand promissory note and a security agreement that grants to Ms. Schreter a first lien upon all of the Company’s assets, tangible and intangible, and the right to purchase certain trademarks and intellectual property acquired by the Company in connection with the spin-off that were unrelated to the Company’s web-based promotion services platform at the greater of $5,000 or the net property value.  The note provides for the payment of interest at the rate of 8% per annum and, at the option of Ms. Schreter, is convertible into shares of the Company’s common stock on the basis of one share for each $.08 of principal amount so converted.  Ms. Schreter was also granted warrants exercisable for a period of five years to purchase an aggregate of 270,000 shares of the Company’s common stock at $1.00 per share.  As of August 15, 2007, all warrants associated with Ms. Schreter’s loans to the Company expired unexercised.

On April 9, 2001, Ms. Schreter exercised her right under the security agreement to purchase the unrelated trademarks and intellectual property for $5,000.  On December 31, 2001, Ms. Schreter converted $375,000 of outstanding principal amount under the Company’s note into 4,687,500 shares of the Company’s common stock as permitted under and in accordance with the terms of such note.

Due to the post dot.com era change in investor sentiment for development stage web-based service businesses, the Company was unable to raise the additional funds required to complete development of its promotion management service platform.   To cut costs, the Company reduced its staff and closed its administrative offices in December 2002; and in December 2004 discontinued its coupon promotion distribution and transaction processing operations.  In addition, various promotion management domain names associated with the Company’s intended promotion management services were not renewed.   Currently the Company is exploring new business opportunities, including a potential merger transaction.

Since 2002, the Company has from time to time generated ancillary revenues from consulting services provided to businesses in the areas of brand development, retail distribution, business planning and other services related to business management.  Such revenues have been insufficient, however, to cover the Company’s expenses, including the payment of interest on the note issued to Ms. Schreter.

The Company’s primary focus is on the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly-held corporation.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire any type of business.  Currently, the Company is not in any merger discussions with any business entity.

COMPETITION

The competition for business combinations, joint ventures, alliances and acquisitions is significant.  We may not be able to develop alliances, acquisitions or other business combinations on terms that are reasonable.  In addition, we will compete against much larger companies with brand recognition, customers, technologies, profits, personnel and other resources that would put our company at a disadvantage to secure a new business opportunity for the Company.

Our ability to identify new business relationships for the Company is critical to the Company’s future survival and success.  In addition, as competition for compelling business opportunities increases both domestically and internationally, the terms at which we may be able to enter into new business opportunities could harm our long-term operating results and financial condition.

Prior to ceasing development activities on December 31, 2002, and subsequently on December 31, 2004 discontinuing all operations associated with web based promotion transaction platform operations, we competed with numerous companies that distributed online promotional services, advertising and transaction processing services.  We faced significant competition from companies that had aggregated a variety of Internet products, services and content marketed to consumers and businesses.  Some competitors that then provided extensive online advertising services to consumer product manufacturers and chain retailers included Google, Yahoo!, AOL and Microsoft.  These companies and others had greater operational, strategic, financial, personnel and other resources than we did, as well as greater brand recognition either overall or for certain products and services.

We also faced competition from other Internet service companies, including Internet access providers, mobile device manufacturers and destination websites, social media and networking sites.  These competitors had greater expertise in particular segments of the market for Internet-related services than we did, had longer operating histories, larger user bases, and more brand recognition and technological features than we offered.

THE SHELL MARKET

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces significant competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

EMPLOYEES

The Company does not currently have any full time or part-time employees other than its sole officer and director, Susan Schreter, who serves in such capacities without compensation.  The Company’s success will largely depend upon the decisions made by Ms. Schreter, who devotes approximately 25% of her business time to the Company’s affairs.

As needed, the Company has retained from time to time various consultants on an outsourced basis to support the Company’s occasional ancillary business consulting services.

Prior to the staff reduction in 2002, the Company employed five full time and part-time employees, as well as retained various web development programmers and advisors to provide consulting and development services to the Company.  All of such employees and consultants were terminated in 2002.

RISK FACTORS

An investment in us is extremely risky.  You should carefully consider the following risks, in addition to the other information contained elsewhere in this Form 10-KSB, before making any investment decision regarding our securities.  If any of the following risks actually materialize, our business and prospects could be seriously harmed, the value of our securities could decline and you could lose all or part of your investment.

Risks Relating to Our Operations

We May Be Unable To Raise Sufficient Capital To Successfully Operate Or Carry Out Our Business Plan.

Our current business operations require expenditures to support ancillary consulting services and continuing as a reporting company.  Susan Schreter, our controlling shareholder and sole officer and director, has been providing equity and debt financing to the Company since 2000 and is currently owed approximately $773,541 and approximately $214,303 in accrued but unpaid interest which is earned at the rate of 8% per annum.  If we cannot obtain additional capital, whether from Ms. Schreter or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures that can be expected to harm our competitive growth potential.  We cannot be sure that we will be able to secure additional financing on acceptable terms.  Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

We Have Sustained Losses In Every Year Since Inception And May Never Become Profitable.

We have sustained losses in every year since inception.   These losses were attributable to our lack of a revenue-producing operating business and our inability to obtain adequate financing to develop our promotion distribution and transaction processing platform business and maintain the Company as a reporting company.

We expect to incur additional losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability.  Even if we succeed with our current business plan, we may never become profitable.  We also expect to experience negative cash flow for the foreseeable future, as we continue to fund our operating losses and capital expenditures.  We may not be able to generate sufficient revenues or achieve profitability in the future.  The failure to generate sufficient revenues or achieve profitability will require us to seek to raise additional capital and, if we are unable to do so, we may have to curtail or delay our business plan.

We Are Dependent Upon Susan Schreter, Our Controlling Shareholder And Sole Officer And Director.

Our future success depends on the continued services of Susan Schreter, our controlling shareholder and sole officer and director, in part, because the Company lacks sufficient resources to hire staff.  Ms. Schreter has over 20 years of experience in the banking and investment banking business and during such time has also served as a business consultant to several small public and privately held companies.  As a result, she has critical industry experience and relationships upon which we rely.  The loss of Ms. Schreter’s services could divert time and resources, delay the development of our current business and negatively affect our ability to sell our services or execute our business plan.  Such problems might be expected to have a material adverse impact on our future business prospects.

It May Be A Conflict Of Interest For Susan Schreter To Serve As Our Sole Officer and Director While Also Acting As An Independent Business Consultant.

As an officer and director, Ms. Schreter has a fiduciary duty to our shareholders.  However, her position as an independent business consultant may compromise her ability to make decisions in the best interests of our shareholders.

Ms. Schreter devotes approximately 25% of her business time to the affairs of the Company.  A significant portion of the balance of her time is spent acting as an independent business consultant.  From time to time Ms. Schreter has referred to the Company opportunities that arose in her individual capacity but she has no agreement with the Company that requires her to do so.

We May Make Acquisitions, Business Combinations Or Strategic Investments In One Or More Companies In The Future And Such Transactions May Result In Dilutive Issuances Of Equity Securities, Use Of Our Cash Resources, And Incurrence Of Debt And Amortization Of Expenses Related to Intangible Assets.

Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including

•	The difficulty of assimilating the operations and personnel of acquired companies into our operations;

•	Additional operating losses and expenses of the business or businesses we may acquire or in which we invest;

•	The difficulty of integrating acquired technology and rights into the Company and unanticipated expenses related to such integration;

•	The failure to successfully further develop acquired technology resulting in the impairment of amounts capitalized as intangible assets;

•	The potential for patent and trademark infringement claims against the acquired company;

•	The impairment of relationships with customers and partners of the companies we may acquire or in which we may invest;

•	The impact of known potential liabilities or unknown liabilities associated with the companies we may establish relationships with;

•

In the case of foreign acquisitions or business relationships, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences;

•	Our lack of control or limitations on our control over the operations of our potential business partners; and

•	The difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems.

Our potential failure to be successful in addressing these risks or other problems encountered in connection with future acquisitions, mergers or strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

If We Raise Additional Funds Through The Issuance of Equity Securities, Or Determine In The Future To Issue Or Register Additional Shares Of Our Common Stock, Your Percentage Ownership Will Be Reduced, You Will Experience Dilution That Could Substantially Diminish The Value of Your Stock and Such Issuance May Convey Rights, Preferences or Privileges Senior to Your Rights Which Could Substantially Diminish Your Rights And The Value Of Your Stock.

We may issue additional shares of our common stock for various reasons and may grant additional stock options to new employees, consultants, officers, directors and third parties. If we determine to register for sale to the public additional shares of our common stock granted in any future financing or business combination, a material amount of dilution can be expected to cause the value of our common stock to decline.

In order for us to obtain additional capital or complete a business combination, we may find it necessary to issue securities, including but not limited to, any or all shares of our common stock or preferred stock, in some cases conveying rights senior to those of the current holders of our common stock. Those rights may include voting rights, liquidation preferences and conversion rights. To the extent we convey senior rights, the value of our common stock can be expected to decline.

If We Incur Indebtedness, We May Become Too Highly Leveraged And Would Be In Risk of Default.

The Company currently owes a total of $987,844 (including accrued but unpaid interest of $214,303) to Susan Schreter, our controlling shareholder and sole officer and director.  If we incur indebtedness to unrelated parties whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default.  There is no contractual or regulatory limit to the amount of debt we can take on.  Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

We Currently Face And Expect To Continue To Face Significant Competition That May Inhibit Our Ability To Successfully Complete A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination.

The Company is in a highly competitive market for a small number of business opportunities that could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers or joint ventures with or acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Our Future Success Is Highly Dependent On The Ability of Management To Locate And Attract A Suitable Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm, and numerous other factors beyond our control.

The Company Has No Existing Agreement For A Merger, Acquisition, Strategic Investment Or Other Form Of Business Combination And May Be Unable To Effect Such A Transaction.

We are not currently in any discussions regarding a possible transaction with respect to engaging in a merger or joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee we will be able to negotiate a business combination on favorable terms.

Risks Relating to the Promotion Distribution and Transaction Processing Industry

Government Regulations May Limit Our Promotion And Distribution Transaction Processing Services And May Subject us to Claims And Penalties, Including Monetary Liabilities, And Limitations On Our Business Practices.

Prior to the discontinuation of our promotion distribution and transaction processing platform development operations, we were subject to United States and foreign government regulation of Internet, mobile, and Voice over Internet Protocol services, including the following:

          -the Federal Digital Millennium Copyright Act, that is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.

          -portions of the Federal Communications Decency Act that are intended to provide statutory protections to online service providers who distribute content.

Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability for future business interests and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

The application of existing domestic and international laws and regulations related to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, sweepstakes, promotions, billing, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled.

Risks Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock, Other Shareholders’ Voting Power May be Limited.

As of August 22, 2007, Susan Schreter, our sole officer and director, beneficially owned or controlled approximately 75% (including shares issuable upon exercise of options and warrants owned be her).  Accordingly, Ms. Schreter has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation.  As a result, other shareholders may have little or no influence over matters submitted for shareholder approval.  In addition, the ownership of Ms. Schreter could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock.  Ms. Schreter may make decisions that are adverse to your interests.

Our Organizational Documents And Delaware Law Make It Harder For Us To Be Acquired Without The Consent And Cooperation Of Our Board of Directors and Management.

Provisions of our organizational documents and Delaware laws may deter or prevent a takeover attempt.  Under the terms of our Certificate of Incorporation, our board of directors has the authority, without further action by the shareholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of such shares.  The ability to issue shares of preferred stock could tend to discourage takeover or acquisition proposals not supported by our current board of directors.  In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts business combinations with some shareholders once the shareholder acquires 15% or more of our common stock.

No Trading Market Currently Exists For Our Securities And None May Ever Develop Or Be Maintained.

At present there is no trading market for the Company’s securities. There is no assurance that the Company’s stock will ever trade on a public exchange, develop a volume of shares to accurately gauge the market value of our common stock or an environment in which shares of our common stock can be sold on a timely basis.  Accordingly, shareholders are likely to experience illiquidity and may be required to hold our securities for an indefinite period of time.

Our Board of Directors Has The Authority, Without Further Shareholder Action, To Issue Shares Of Preferred Stock That May Have Rights That Could Adversely Affect The Voting Power Or Other Rights Of The Holders of Our Common Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Forward-looking statements should not be relied on because they are inherently uncertain.

Certain statements and information contained in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements, as that term is defined under applicable securities laws. These include statements concerning the Company’s future, proposed and anticipated activities, certain trends with respect to its revenue, operating results, capital resources and liquidity, and certain trends with respect to the markets in which the Company competes or its industry in general. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company’s control. Accordingly, actual results may differ, perhaps materially, from those anticipated in or implied by such forward-looking statements.

ITEM 2.   PROPERTY.

In June 2001, the Company entered into a month-to-month lease with RFLP Partners for approximately 850 square feet of office space in Seattle, Washington, at a monthly rate of $1,000.  To the best of the Company’s knowledge, RFLP Partners has no affiliation with any officer, director or principal shareholder of the Company.  In December, 2002, the Company terminated such office lease at no penalty to the Company.  Since January, 2003, the Company has operated out of an office in Seattle, Washington, provided at no charge by the Company’s sole officer and director and principal shareholder, Susan Schreter.

ITEM 3.   LEGAL PROCEEDINGS

As of the date of this filing, there are no pending legal proceedings to which the Company is a party or to which any of its properties is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of its security holders during the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company’s common stock has never been traded on any exchange.

HOLDERS OF RECORD

As of the date of this filing, there were approximately 130 holders of record of the Company’s common stock.

DIVIDENDS

We have not paid any cash dividends on our common stock to date, and do not anticipate declaring or paying any dividends in the foreseeable future.  We anticipate that for the foreseeable future we will follow a policy of retaining earnings, if any, in order to finance the expansion and development of our business.  Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements, and operating and financial condition, among other factors.

PREFERRED STOCK

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. As of the date hereof, the Company has not created a series or class of Preferred Stock, nor has it issued any Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

During  2002, 2003, 2004, 2005 and 2006, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except previously included in a quarterly report on Form 10-QSB, a Current Report on Form 8-K or as set forth below.

During 2002, the Company issued a total of 149,000 shares of the Company’s common stock to two non-officer employees as compensation for services provided to the Company.  The aggregate compensation value of this common stock issuance was $11,920.

All of the offers and sales referred to above were in private offerings to sophisticated investors in reliance upon the exemption provided by Section 4(2) of the Securities Act.  Each of the purchasers was furnished with information about the Company and had the opportunity to verify such information.  The securities bear appropriate legends and we have issued stop transfer instructions to our transfer agent.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and the other financial information included elsewhere in this annual report.  This discussion of operations as well as certain statements and information under Item 1 “Business” include certain forward looking statements. When used in this report, the words “expects,” “intends,” “plans” and “anticipates” and similar terms are intended to identify forward looking statements that relate to the Company’s future performance. Such statements involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed here.

Overview

From 2000 to 2002, the Company was engaged in the development of a web-based promotion distribution and transaction processing platform for consumer product manufacturers and chain retailers.   On December 31, 2002, as a cost cutting measure, the Company ceased active development and programming of is web-based promotion distribution and promotion transaction processing platform, closed its offices and terminated its employees and consultants.

During 2003 and 2004, the Company continued to explore the potential of identifying funding or strategic partners for its web based promotion technologies.  Due the lack of financial market interest, the Company ceased its efforts to commercialize its technology.  As a result, the Company subsequently wrote off all intangible assets associated with its promotion management business.

From 2002 to 2006, the Company generated ancillary revenues from general business consulting services to support its nominal operations.   These consulting services have been unrelated to the Company’s prior interests in promotion management services for consumer product manufacturers and chain retailers.  The Company is not under any service contracts to provide business management consulting services to any customer.  In addition, the Company has devoted its efforts to seeking other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination.  There is no assurance that the Company will be able to secure additional customers for its ancillary consulting services to generate interim working capital to support the Company’s efforts to identify new economic opportunities for the Company.

Critical   Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recovery of long-lived assets (other than goodwill)

In accordance with Statement of Financial Accounting Standards (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews these types of assets for impairment whenever events or circumstances indicate that carrying amount may not be recoverable over the remaining life of the assets or assets group. In order to determine if the asset or asset group is recoverable, the Company determines if the expected future cash flows directly related to the asset or asset group are less than the carrying amount of the asset or asset group. If so, the Company then determines if the carrying amount of the asset or asset group exceeds its fair value. The Company determines fair value using estimated discounted cash flows. On December 31, 2002, the Company decided to discontinue its operations on all revenue producing activities, which created a “triggering event” for a review of its long-lived assets. As a result of this review, the Company wrote off $13,049 and $133,934 at December 31, 2003 and December 31, 2004, respectively.

Revenue Recognition

The Company maintains its financial records on the accrual basis of accounting. There was no revenue generated from the Company’s development stage promotion management services.  Since December 31, 2002, the Company has generated nominal revenues from various consulting services.  These services are primarily billed on a project completion basis and revenues are reported when all goods and services have been performed or delivered, the amounts are readily determinable and collection is reasonably assured.  The Company is not under contract to provide any additional business management consulting services to any customer.

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has a net operating losses carryforward of approximately $2.1 million at December 31, 2006, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Results of Operations

Comparison of the Fiscal Year Ended December 31, 2006 to the Fiscal Year Ended December 31, 2005

Revenues from consulting services in the fiscal year ended December 31, 2006 (“Fiscal 2006”) were $6,483 as compared to $141,251 in the fiscal year ended December 31, 2005 (“Fiscal 2005”), representing a 95% decrease.  This decrease was due to a lack of client service activity in Fiscal 2006.  Total operating expenses before depreciation and amortization decreased to $31,091 for Fiscal 2006 from $46,332 during Fiscal 2005, representing a 33% decrease.  This decrease reflected the decrease in the costs associated with reduced client service activity.  Despite the reduction in consulting revenues in fiscal 2006, however, the Company continued to incur general marketing and administration costs in pursuit of new business opportunities for the Company.  Amortization increased from $4,349 in Fiscal 2005 to $5,337 in fiscal 2006, representing a 23% increase.  Operating income declined sharply from $90,570 in Fiscal 2005 to an operating loss of $29,946 in Fiscal 2006.  Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and current sole director and officer during 2000 to 2002 for each of Fiscal 2006 and Fiscal 2005 was $61,884.

As a result of the foregoing, the Company generated a net loss of $91,829 for Fiscal 2006, as compared to net income of $28,686 for Fiscal 2005.  The weighted net loss per share for Fiscal  2006 was $.02 as compared to the weighted net income per share of $.01 for the Fiscal  2005.

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations is meaningful in predicting the Company’s future financial performance.  All of the Company’s revenues in Fiscal 2006 and Fiscal 2005 were generated from providing ancillary consulting services.  The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts.  Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services is generally beyond the Company’s control.   Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Liquidity, Capital Resources and Going Concern

As of December 31, 2006, 2005, 2004, 2003, and 2002, the Company had 1 million authorized but unissued shares of preferred stock and 15 million authorized shares of common stock, with 7,258,704 shares of common stock outstanding.  The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions, as well as the authority to fix the rights, privileges and preferences of the preferred stock.

From inception of the Company through 2002, the Company has been primarily funded through loans provided by our controlling shareholder and current sole officer and director, equity investments by her, a nominal private placement and the initial capitalization provided at the time of spin off from its then parent in 1999.  From 2003 to 2006, the Company has maintained nominal operations through the cash flows provided by limited engagement consulting activities.  From 2002 to 2006, the outstanding balance of the loan provided by the controlling shareholder and current sole officer and director was $773,541 and continues to accrue interest at the rate of 8% per annum.  From 2002 to 2006, the Company paid $156,000 in interest on that loan.  These funding sources became inadequate for the Company to support its initial business plan in web based promotion services

The Company intends to rely on ancillary consulting services to fund its nominal operations until it can find a new business opportunity or business combination for the Company.  The Company may also issue additional common or preferred shares to raise additional funds to finance new business acquisitions or to pay for professional services or other costs associated with such acquisitions.  There is no assurance, however, that additional working capital or financing from these sources can be obtained on acceptable terms or that a business combination can be completed.

The Company had cash and cash equivalents of approximately $11,644 at December 31, 2006 and $37,539 at December 31, 2005. The Company had current liabilities of $10,000 in accrued expenses and $214,303 in accrued interest payable at December 31, 2006; $1,000 in accrued expenses and $158,420 in accrued interest payable at December 31, 2005.  The Company had total assets, including intangible assets, of $20,232 at December 31, 2006 and $47,178 at December 31, 2005.  Long term liabilities on each of such dates were $773,541 representing the loan to the Company from its controlling shareholder and current sole officer and director.

Management believes that the Company’s existing financial resources and anticipated revenues from ancillary consulting services will not be sufficient to fund operations for the foreseeable future.  Therefore, the Company will have to seek additional loans or raise additional capital.  No assurances can be given that the Company will be able to obtain such loans or raise additional capital.  If the Company is unable to do so, it may have to curtail its operations or defer any combination with another entity.

The Company had a stockholders’ deficiency of $2,353,344 and a working capital deficit of $212,659 for Fiscal 2006; and a working capital deficit of $121,881 for Fiscal 2005. Further, the Company has a  history of generating net income losses.  The Company’s net loss was $91,829 for Fiscal 2006; $127,030 for the Fiscal year ended 2004; $121,281 for the fiscal year ended 2003; $533,871 for the fiscal year ended 2002; and $256,970 for the fiscal year ended 2001.  The Company generated net income of $28,686 for Fiscal 2005. These conditions indicate that the Company may be unable to continue as a going concern.  Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination.  No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty.  Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

Comparison of the Fiscal Year Ended December 31, 2005 to the Fiscal Year Ended December 31, 2004

Revenues from consulting services in Fiscal 2005 were $141,251, as compared to $103,061 in the fiscal year ended December 31, 2004 (“Fiscal 2004”), representing a 37% increase.  This increase was due to an increase in fees associated with consulting services provided during Fiscal 2005.   Operating expenses before depreciation and amortization increased from $29,924 in Fiscal 2004 to $46,332 in Fiscal 2005, a 55% increase.  This increase reflected increased costs associated with providing an increased level of consulting services.  Amortization remained the same at $4,349 for Fiscal 2005 and Fiscal 2004. Total operating expenses increased from $34,273 for Fiscal 2004 to $50,681 for Fiscal 2005, a 32% increase.  Operating margins improved from 50% for Fiscal 2004 to 64% for Fiscal 2005, a 28% improvement.  Accrued interest expense associated with loan advances provided to the Company during 2000 to 2002 for Fiscal 2005 and fiscal 2004 was $61,884.  In Fiscal 2004, the Company wrote off $133,934 of intangible assets associated with its web based promotion management technology.

As a result of the foregoing, the Company generated net income of $28,686 for Fiscal 2005, as compared to a net loss of $127,033 for Fiscal 2004.  The weighted net income per share for  Fiscal 2005 was $.01, as compared to a weighted net loss per share of $.03 for Fiscal  2004.  For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

The Company had cash and cash equivalents of $37,539 at December 31, 2005 and approximately $49,611 at December 31, 2004. The Company had current liabilities of $1,000 in accrued expenses and $158,420 in accrued interest payable at December 31, 2005; $1,000 in accrued expenses and $206,539 in accrued interest payable at December 31, 2004.  The Company had total assets, including intangible assets, of $47,178 at December 31, 2005 and $66,611 at  December 31, 2004.  Long term liabilities at the end of such fiscal year were $773,541 representing the loan to the Company from its controlling shareholder and current sole officer and director.

Comparison of the Fiscal Year Ended December 31, 2004 to the Fiscal Year Ended December 31, 2003

Revenues from consulting services in the Fiscal 2004 were $103,061, as compared to $29,000 in the fiscal year ended December 31, 2003 (“Fiscal 2003”), representing a 255% increase.  This increase was due to an increase in fees associated with consulting services provided during Fiscal 2004.  Operating expense before depreciation and amortization increased from $13,888 in Fiscal 2003 to $29,924 in Fiscal 2004, representing a 116% increase.  This increase reflected increased costs associated with providing consulting services during Fiscal 2004.  Amortization decreased from $61,460 for Fiscal 2004 to $4,349 for Fiscal 2003, representing an 86% decrease.  This decrease reflected the reduced balance of intangible and other assets associated with the write off of $133,934 of intangibles in Fiscal 2004.  In Fiscal 2003, the Company wrote off $13,049 of intangibles.  Total operating expenses declined from $75,348 for Fiscal 2003 to $34,273 for Fiscal 2004 representing a 55% decrease.  This decrease was primarily attributable to the reduction in amortization expense.  Operating income improved from an operating loss of $46,348 for Fiscal 2003 to operating income of $68,788 for Fiscal 2004.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by the Company’s controlling shareholder and current sole officer and director for each of Fiscal 2004 and Fiscal 2003 was $61,884.

As a result of the foregoing, the Company generated a net loss of $127,033 for Fiscal 2004, as compared to a net loss of $121,281 for Fiscal 2003, representing a 5% increase.  The weighted net loss per share for each of Fiscal 2004 and Fiscal 2003 was $.03.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

The Company had cash and cash equivalents of $49,611 at December 31, 2004 and $19,491 at December 31, 2003. The Company had current liabilities of $1,000 in accrued expenses and $206,539 in accrued interest payable at December 31, 2004; $1,000 in accrued expenses and $184,655 in accrued interest payable at December 31, 2003.  The Company had total assets, including intangible assets, of $66,611 at December 31, 2004 and $171,757 at December 31, 2003.  Long term liabilities in each fiscal year were $773,541 representing the loan to the Company from its controlling shareholder and current sole officer and director.

Comparison of the Fiscal Year Ended December 31, 2003 to the Fiscal Year Ended December 31, 2002

Revenues from consulting services in Fiscal 2003 were $29,000, as compared to $24,250 in the fiscal year ended December 31, 2002 (“Fiscal 2002”), representing a 20% decrease.  This decrease was due to a decrease in fees associated with consulting services provided during Fiscal 2002.   Operating expenses before depreciation and amortization decreased from $407,731 in Fiscal 2002 to $13,888 in Fiscal 2003, representing a 97% decrease.  This decrease reflected a substantial reduction in operating expenses, including the end of active development of the Company’s web-based promotion transaction processing services, termination of employees and consulting relationships, closing of the Company’s administrative and development offices and reduction in fundraising activities in support of the Company’s service development interests.  Amortization decreased from $88,506 for Fiscal 2003 to $61,460 in Fiscal 2002, representing a 31% decrease.  Total operating expenses declined from $496,237 for Fiscal 2002 to $75,348 for Fiscal 2003, representing an 85% improvement.  Operating results improved from an operating loss of $471,987 for fiscal 2002 to an operating loss of $46,348 for Fiscal 2003, representing a 90% improvement.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by the Company’s controlling shareholder and current sole officer and director was $66,884 for each of Fiscal 2003 and Fiscal 2002.  At December 31, 2003, the Company wrote off $13,049 of intangibles and other assets.

As a result of the foregoing, the Company generated a net loss of $121,281 for Fiscal 2003, as compared to a net loss of $533,871 for Fiscal 2002; a 77% improvement.  The weighted net loss per share for Fiscal  2003 was $.03, as compared to a net loss per share of $.17 for Fiscal  2002.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

The Company had cash and cash equivalents of $19,491 at December 31, 2003 and $12,452 at  December 31, 2002. The Company had current liabilities of $1,000 in accrued expenses and $184,655 in accrued interest payable at December 31, 2003; $23,122 in accrued expenses and $122,771 in accrued interest payable at December 31, 2002.  The Company had total assets, including intangible assets, of $171,757 at December 31, 2003 and $253,276 at December 31, 2002.  Long term liabilities in each fiscal year were $773,541 representing the loan to the Company from its controlling shareholder and current sole director and officer.

Comparison of the Fiscal Year Ended December 31, 2002 to the Fiscal Year Ended December 31, 2001

Revenues from consulting services in Fiscal 2002 were $24,250, as compared to no revenue generation in the fiscal year ended December 31, 2001 (“Fiscal 2001”).  This increase reflected the change in primary operations from active development of web based promotion transaction processing services to the addition in Fiscal 2002 of ancillary revenue generating consulting services to maintain the Company’s nominal operations.   Operating expenses before depreciation and amortization decreased from 458,837 for Fiscal 2001 to $407,731 for Fiscal 2002, representing an 11% decrease.  This decrease reflected the start of the reduction of the Company’s operations in recognition of the Company’s inability to raise money for a web services business during the post-dot.com market environment.   The Company closed its offices and terminated its employees and consultants effective December 31, 2002.    Amortization decreased from $88,506 for Fiscal 2002 to $48,905 for Fiscal 2001, representing a 45% decrease.  Operating results improved slightly from an operating loss before extraordinary item of $539,563 for Fiscal 2001 to an operating loss of $471,987 for Fiscal 2002, representing a 13% improvement.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by its controlling shareholder and current sole director and officer for Fiscal 2002 was $66,884, as compared to $37,562 for Fiscal 2001, representing a 78% increase.  This increase reflected the increase in advances made by such controlling shareholder and current sole director and officer  from $213,077 during Fiscal 2001 to $773,541 during Fiscal 2002.  During Fiscal 2001, the Company recorded other income of $282,334, of which $276,593 represented a one time gain on the retirement of vendor related accounts payable debt due to non-performance and the vendor going out of business.

As a result of the foregoing, the Company generated a net loss of $533,871 for Fiscal 2002, as compared to a net loss of $539,563 before extraordinary item for Fiscal 2001, representing a 1% improvement.    The net loss after extraordinary item of $276,593 was $262,970 for Fiscal 2001.  The weighted net loss per share for the Fiscal 2002 was $.17, as compared to a weighted net loss per share before extraordinary item for Fiscal 2001 of $.23.  The weighted net loss per share for the Fiscal 2001, including the affects of the extraordinary item, was $.11 per share.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from  quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

The Company had cash and cash equivalents of $12,452 at December 31, 2002 and $6,020 at December 31, 2001. The Company had current liabilities of $23,122 in accrued expenses and accounts payable and $122,771 in accrued interest payable at December 31, 2002; $161,581 in accrued expenses and accounts payable at December 31, 2001.  The Company had total assets, including intangible assets, of $253,276 at December 31, 2002 and $194,719 at December 31, 2001.  Long term total liabilities were $919,434, including $773,541 of debt to the Company’s controlling shareholder and current sole director and officer at December 31, 2002, and long term total liabilities of $374,658, including $213,077 of debt to such controlling shareholder and current sole director and officer at December 31, 2001.

Comparison of the Fiscal Quarter Ended March 31, 2006 to the Fiscal Quarter Ended March 31, 2005

Revenues from consulting services in the fiscal quarter ended March 31, 2006 (the “2006 First Quarter”) were $1,563 as compared to $20,350 in the fiscal quarter ended March 31, 2005 (the “2005 First Quarter”), representing a 92% reduction.  The steep reduction reflected the significant reduction in the Company’s success in securing new consulting relationships during the 2006 First Quarter.  Operating expense before depreciation and amortization increased slightly from $5,582 in the 2005 First Quarter to $5,678 in the 2006 First Quarter, representing a 2% increase.   Amortization increased from $1,088 in the 2005 First Quarter to $1,335 in the 2006 First Quarter, representing a 22% increase. Total operating expenses increased from $6,670 for the 2005 First Quarter to $7,013 for the 2006 First Quarter, representing a 5% increase.   Operating income declined from $13,680 for the 2005 First Quarter to an operating loss of $5,450 for 2006 First Quarter.  The operating margin for the 2005 First Quarter was 67%.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by the Company’s controlling shareholder and current sole director and officer for each of the 2005 First and the 2006 First Quarter was $15,471.

As a result of the foregoing, the Company generated a net loss of $1,791 for the 2006 First Quarter, as compared to a net loss of $20,921 for the 2005 First Quarter.  The weighted net loss per share in each of the 2005 First Quarter and the 2006 First Quarter was not meaningful.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

Comparison of the Fiscal Quarter Ended June 30, 2006 to the Fiscal Quarter Ended June 30, 2005

Revenues from consulting services in the fiscal quarter ended June 30, 2006 (the “2006 Second Quarter”) were $4,140, as compared to $36,753 in the fiscal quarter ended June 30, 2005 (the “2005 Second Quarter”), representing an 89% reduction.  The steep reduction reflected the Company’s lack of success in securing new revenue generating consulting relationships during the 2006 Second Quarter.  Operating expense before depreciation and amortization increased from $6,964 in the 2005 Second Quarter to $8,305 for the 2006 Second Quarter, representing a 2% increase.   Amortization increased from $1,087 in the 2005 Second Quarter to $1,334 in the 2006 Second Quarter, representing a 23% increase. Total operating expenses increased from $8,051 for the 2005 Second Quarter to $9,639 for the 2006 Second Quarter, representing a 20% increase.   Operating income declined from $28,702 for the 2005 Second Quarter to an operating loss of $5,499 for the 2006 Second Quarter.  The operating margin for the 2005 Second Quarter was 78%.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by its controlling shareholder and current sole director and officer was $15,471 for each of the 2005 Second Quarter and the 2006 Second Quarter.

As a result of the foregoing, the Company generated net income of $13,231 for the 2005 Second Quarter, as compared to a net loss of $20,970 for the 2006 Second Quarter.  The weighted net loss per share in each of the 2005 Second quarter and the 2006 Second Quarter was not meaningful.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

Comparison of the Fiscal Quarter Ended September 30, 2006 to the Fiscal Quarter Ended September 30, 2005

Revenues from consulting services in the fiscal quarter ended September 30, 2006 (the “2006 Third Quarter”) were $390, as compared to $5,000 in the fiscal quarter ended September 30, 2005 (the “2005 Third Quarter”), representing a 92% reduction.  The steep reduction reflected the Company’s lack of success in securing new revenue generating consulting relationships during the 2006 Third Quarter.  Operating expense before depreciation and amortization increased from $8,229 for the 2005 Third Quarter to $4,316 for the 2006 Third Quarter, representing a 48% decrease.  This reduction was a result of reduced consulting activity involvement and further reduction in operating expenses, including marketing, general and administrative costs. Amortization increased from $1,087 in the 2005 Third Quarter to $1,334 in 2006 Third Quarter; representing a 23% increase. Total operating expenses declined from $9,316 for 2005 third Quarter to $5,650 for the 2006 Third Quarter, representing a 39% increase.   Operating losses increased from $4,316 for the 2005 Third Quarter to $5,260 for the 2006 Third Quarter, representing a 22% increase.  Accrued interest expense associated with the loan advances provided to the Company by its controlling shareholder and current sole director and officer during 2000 to 2002 for each of the 2005 Third Quarter and the 2006 Third Quarter was $15,471.

As a result of the foregoing, the Company generated a net loss of $19,787 for the 2005 Third Quarter, as compared to a net loss of $20,731 for the 2006 Third Quarter.  The weighted net loss per share for each of the 2005 Third Quarter and the 2006 Third Quarter was flat at $.00.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

Comparison of the Fiscal Quarter Ended December 31, 2006 to the Fiscal Quarter Ended December 31, 2005

Revenues from consulting services in the fiscal quarter ended December 31, 2006 (the “2006 Fourth Quarter”) were $390, as compared to $79,148 in the fiscal quarter ended December 31, 2005 (the “2005 Fourth Quarter”), representing a 99% reduction.  The steep reduction reflected the significant reduction in the Company’s success in securing new consulting relationships during the 2006 Fourth Quarter.  Operating expense before depreciation and amortization declined from $25,557 for the 2005 Fourth Quarter to $12,792 for the 2006 Fourth Quarter, representing a 50% decrease.   This decrease reflected lower costs associated with serving consulting clients, as well as continued attention to general and administrative cost reductions.   Amortization increased from $1,087 for the 2005 Fourth Quarter to $1,335 for the 2006 Fourth Quarter, representing a 22% increase. Total operating expenses decreased from $ 26,644 for the 2005 Fourth Quarter to $14,126 for the 2006 Fourth quarter, representing a 50% decrease.   Operating results deteriorated from operating income of $52,504 for the 2005 Fourth Quarter to an operating loss of $13,736 for the 2006 Fourth Quarter.

The operating margin for the 2005  Fourth Quarter was 66%.  Accrued interest expense associated with the loan advances provided to the Company during 2000 to 2002 by its controlling shareholder and current sole director and officer for each of the 2005 Fourth Quarter and the 2006 Fourth Quarter was $15,471.

As a result of the foregoing, the Company generated net income of $37,033 for the 2005 Fourth Quarter, as compared to a net loss of $29,207 for the 2006 Fourth Quarter.  The weighted net income per share for the 2005 Fourth quarter was flat at $.01, as compared to a weighted net loss per share of $.01 for the 2006 Fourth Quarter.   For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is meaningful or indicative of its future financial performance.

ITEM 7.   FINANCIAL STATEMENTS

Our audited financial statements listed on the Index to the Financial Statements are included beginning at F-1 following Item 14 of this Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

ITEM 8A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, with the participation of our Chief Executive and Chief Financial Officer, referred to in this context as our certifying officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this Report in timely alerting her to material information relating to First Transaction Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

The certifying officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of her evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

First Transaction Management, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting.  As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-KSB for the period ended December 31, 2007.

ITEM 8B.   OTHER INFORMATION

None

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT OF THE REGISTRANT.

Our executive officers and directors are identified in the table below:

NAME	AGE	POSITION
Susan Schreter	45	Chairman and CEO

Susan Schreter has been president, CEO and Chairman of the Board of First Transaction Management, Inc. since it inception in 1999. Since, 2002 she also has provided general business consulting services to third parties on a part-time basis. From January 1993 until 1999, Ms. Schreter served as President and a director of Caring Products International, Inc., a public company then engaged in the design and commercialization of absorbent material and other retail related healthcare products.  From July 1985 to December 1992, she was president of Beta International Inc, a privately held firm providing consulting services to growing companies, private business investors and buy-out funds in the areas of acquisition due diligence, cash flow planning, strategic business planning and capital investment.

There are no material proceedings known to us to which our sole director and officer or affiliates, or any owner of record or beneficially of more than 5% of any class of our voting securities, or any affiliate of such persons is a party adverse to us or has a material interest adverse to our interests.  Our sole director has not received any additional compensation for her services as a director.  We do not know of any legal proceedings that are material to the evaluation of the integrity of our sole executive officer and director

There are no committees of the Board of Directors. The Company’s by-laws provide that the size of the Board of Directors may be changed by resolution of the Board.  Members of the Board serve until the next annual meeting of shareholders and until their successors are elected and qualified.  Meetings of the Board are held when and as deemed necessary or appropriate.  Officers are appointed by and serve at the discretion of the Board.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities (“collectively, the “Reporting Persons”) to file reports and changes in ownership of such securities with the Securities and Exchange Commission and the Company.

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company’s fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company’s fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, it has been determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation

The following information sets forth all annualized compensation paid to our named executive officer at the end of the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002.  The individual we refer to as our “named executive officer” is Susan Schreter, our sole executive officer during the relevant periods.

Narrative Disclosure to Summary Compensation Table

On January 11, 2001 we entered into an employment contract with our Chief Executive Officer, Susan Schreter, which provided for an annual base salary of $150,000 plus a bonus to be determined by the Board of Directors.  As part of the compensation agreement, Ms. Schreter was granted an option exercisable for a five year period to purchase 100,000 shares of our common stock at a price of $.65 per share.  The option expired unexercised on December 4, 2005.  Effective December 31, 2002, the employment agreement was terminated due to lack of funds.  During the period of the contract, Ms. Schreter’s salary was accrued but unpaid.

Outstanding Equity Awards

No equity awards were provided to officers or directors during the fiscal years ended December 31, 2002 to December 31, 2006.

Outstanding Equity Awards Narrative Disclosure

Incentive Program.  The amount, type and terms of the equity securities to be granted to Ms. Schreter, our Chief Executive Officer, from inception to the fiscal year ended December 31, 2001 were determined by our board of directors and Ms. Schreter, from time to time.  From 2002 to 2006, Ms. Schreter did not receive any stock or stock option grants in the Company.  During 2001, Ms. Schreter received a stock option to purchase 20,000 shares of the Company’s common stock at $1.58 per share as director’s compensation. This option vested two years from the date of grant and expired unexercised on October 3, 2006. During 2000, Ms. Schreter received a stock option to purchase 20,000 shares of the Company’s common stock at $1.00 per share as director’s compensation.  This option vested on December 31, 2002 and expired unexercised on April 23, 2005.  In addition, Ms. Schreter received a stock option to purchase 100,000 shares of the Company’s common stock at $.65 per share.  This option vested on December 4, 2001 and expired unexercised on December 4, 2005.

Our board of directors currently consists of one member, Ms. Schreter.  We are not currently providing any compensation to her for serving in such capacity.

Compensation Pursuant to Plans.  In 1999, the Company approved the1999 Incentive Program.  The Program provides for the grant of incentive stock options, nonqualified stock options, restricted stock grants, including, but not limited to unrestricted stock grants, as approved by the Board of Directors or a committee of the Board.  Incentive stock options under the Program are intended to qualify as “incentive stock options” within the meaning of Section 422 of the internal Revenue Code of 1986, as amended.  Nonqualified stock options granted under the Program are intended not to qualify as incentive stock options under the Internal Revenue code.

The total number of shares of the Company’s common stock that may be issued under the Program upon the exercise of all options granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 1,000,000 shares of the Company’s common stock.  From the Company’s inception in 1999 until December 31, 2002, when the Company ceased active development and programming of is web-based promotion distribution and promotion transaction processing platform, closed its offices and terminated its employees and consultants, the Company had issued options, each exercisable for a period of five years, to purchase an aggregate of  225,000 shares of the Company’s common stock  to marketing, sales and marketing oriented consultants at an exercise price of $1.50 per share.    During the same period, additional options, each exercisable for a period of five years, to purchase an aggregate of 394,000 shares of the Company’s common stock were issued to directors, executives and administrative employees at exercise prices of $.30 to $1.58.  All of such options have expired unexercised.

During 2001, the Company’s Board of Directors approved the adoption of another stock option plan for technology and web related employees and consultants.  A maximum of 750,000 shares of the Company’s common stock is available for issuance under the plan.  No stock options have ever been issued under that plan.

Compensation of Directors Summary Table

For the fiscal periods ended December 31, 2002-2006, the amounts required to be calculated by as pro forma amounts under the Statement of Financial Accounting Standards No. 123 or as compensation expense as revised by FAS 123R are not applicable to the financial statements.

Name and principal position	Year	Fees Earned or Paid in Cash ($)		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Susan Schreter
Director
	2006	—		—	—	—	—	—	—
	2005	—		—	—	—	—	—	—
	2004	—		—	—	—	—	—	—
	2003	—		—	—	—	—	—	—
	2002	$0	(i)	—	—	—	—	—	—

(i)	Accrued but unpaid salary of $150,000

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2006, 2005, 2004, 2003, and 2002 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock;  (ii) each director, nominee and executive officer of the Company; and (iii) all officer and directors as a group.

Name	Amount and Nature of Beneficial Ownership as of December 31,		Percentage of Class

2006
Susan Schreter	5,463,947	(1)	75%
All directors and officers as a	5,463,947	(1)	75%
group (1 individual)
2005
Susan Schreter	5,561,947	(2)	77%
All directors and officers as a	5,561,947	(2)	77%
group (1 individual)
2004
Susan Schreter	5,765,947	(3)	79%
All directors and officers as a	5,765,947	(3)	79%
group (1 individual)
2003
Susan Schreter	5,770,947	(4)	80%
All directors and officers as	5,770,947	(4)	80%
group (1 individual)
2002
Susan Schreter	5,770,947	(5)	80%
All directors and officers as	5,770,947	(5)	80%
group (1 individual)

(1)

Includes 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2007; 84,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on March 31, 2007, and 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share that expire 5 years from the first date the Company’s common stock trades on a public exchange.

(2)

Includes 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2007; 84,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on March 31, 2007; 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 31, 2006; 12,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised n September 30, 2006; 42,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2006; 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share that expire 5 years from the first date the Company’s common stock trades on a public exchange, and 20,000 shares of common stock issuable upon exercise of stock options at $1.58 that expired unexercised on October 3, 2006.

(3)

Includes 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2007; 84,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on March 31, 2007; 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 31, 2006; 12,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2006; 42,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2006; 30,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 30, 2005; 54,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2005; 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share that expire 5 years from the first date the Company’s common stock trades on a public exchange; 20,000 shares of common stock issuable upon exercise of stock options at $1.58 per share that expired unexercised on October 3, 2006; 100,000 shares of common stock issuable upon exercise of stock options at $.65 per share that expired unexercised on December 4, 2005; and 20,000 shares of common stock issuable upon exercise of stock options at $1.00 per share  that expired unexercised on April 23, 2005.

(4)

Includes 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2007; 84,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on March 31, 2007; 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 31, 2006; 12,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2006; 42,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2006; 30,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 30, 2005; 54,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2005; 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share that expire 5 years from the first date the Company’s common stock trades on a public exchange; 20,000 shares of common stock issuable upon exercise of stock options at $1.58 that expired unexercised on October 3, 2006; 100,000 shares of common stock issuable upon exercise of stock options at $.65 that expired on December 4, 2005; 20,000 shares of common stock issuable upon exercise of stock options at $1.00 that expired unexercised on April 23, 2005, and 5,000 shares of common stock issuable upon exercise of stock options at $.32 per share that expired unexercised on December 14, 2004.

(5)

Includes 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2007; 84,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on March 31, 2007; 24,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 31, 2006; 12,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2006;

42,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on June 30, 2006; 30,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on December 30, 2005; 54,000 shares of common stock issuable upon exercise of warrants at $1.00 per share that expired unexercised on September 30, 2005; 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share that expire 5 years from the first date the Company’s common stock trades on a public exchange; 20,000 shares of common stock issuable upon exercise of stock options at $1.58 per share that expired unexercised on October 3, 2006; 100,000 shares of common stock issuable upon exercise of stock options at $.65 per share that expired unexercised on December 4, 2005; 20,000 shares of common stock issuable upon exercise of stock options at $1.00 per share  that expired unexercised on April 23, 2005; 5,000 shares of common stock issuable upon exercise of stock options at $.32 per share that expired unexercised on December 14, 2004.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no transactions have occurred since January 1, 2002 or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of our securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

On July 12, 2000, the Company’s Chief Executive Officer, Susan Schreter, entered into a note and accompanying security agreement with the Company which provides for repayment of the outstanding balance plus accrued interest at 8 percent per annum.  The loan is secured by all the Company’s assets.  The principal of the note and accrued but unpaid interest are convertible into shares of common stock at $.08 per share.  In addition, a total of 270,000 warrants were issued to Ms. Schreter pursuant to the terms of the loan. As of August 15, 2007, all of such warrants have expired unexercised.  The current loan and accrued interest balance outstanding is $987,844.

The Company’s Chief Executive Officer currently provides an office rent free to the Company.

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

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Registrant	*

3.2	Certificate of Amendment to Certificate of Incorporation of Registrant	*

Exhibit Number	Description	Reference

3.3	Certificate of Amendment to Certificate of Incorporation of Registrant	**

3.4	By-laws of Registrant	*

4.1	1999 Incentive Program of Registrant	***

10.1	Assignment of Intellectual Property, dated June 30, 1999, by and between Registrant and Caring Products International, Inc.	*

10.3	License Agreement, dated as of June 30, 1999, by and between the Registrant and Caring Products International, Inc.	*

10.4	Secured Promissory Note, dated July 12, 2000, issued by the Registrant to Susan Schreter	**

10.5	Security Agreement, dated as of July 12, 2000, between the Registrant and Susan Schreter	**

10.6	Assignment and Purchase of Intellectual Property Agreement, dated as of April 9, 2001, between the Registrant and Susan Schreter	**

10.7	Employment Agreement, dated September 2, 1999, between the Registrant and Susan Schreter	**

31.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002	**

32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350	**

*	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.
**	Filed herewith
***	Incorporated by reference to Registrant’s Amendment No.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 24, 1999.

(b)  Reports on Form 8-K

          None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)	Audit Fees

The aggregate fees billed for each of fiscal 2006, fiscal 2005, fiscal 2004, fiscal 2003, fiscal 2002, and fiscal 2001 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB, if any, or services that are normally provided by the accountant in connection with statutory and regulatory filings or arrangements for those fiscal years was $15,000, $0, $0, $0, $7,000 and $4,000, respectively.

(b)	Audit-Related Fees

There were no aggregate fees billed in any of the fiscal years ended 2001-2006 for assurance and related services by the principal accountant that were reasonably related to the performance of audit or review of the Company’s financial statements.

(c)	Tax Fees

The aggregate fees billed in each of fiscal 2006, fiscal 2005, fiscal 2004, fiscal 2003, and fiscal 2002 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning was $1,000; $750; $750; $750; and $1,000, respectively.

(d)	All Other Fees

No fees were billed in each of fiscal years ended 2006, 2005, 2004, 2003, 2002 and 2001 for products and services provided by the principal accountants.

FIRST TRANSACTION MANAGEMENT, INC.

FINANCIAL STATEMENTS
Fiscal Year Ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001
Fiscal Quarters Ended March 31, June 30, September 30 and December 31, 2006, 2005

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS
FIRST TRANSACTION MANAGEMENT, INC.

We have audited the accompanying balance sheets of FIRST TRANSACTION MANAGEMENT, INC., (the Company) as of December 31, 2002 to 2006, and the related statements of operations, changes in stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FIRST TRANSACTION MANAGEMENT,INC., as of December 31, 2002 to 2006, and the results of its operations and its statements of changes in stockholder’s equity and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has experienced losses from operations during the development state and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLABELLA & COMPANY, LLP
August 23, 2007

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2006	2005

ASSETS
Current Assets
Cash	$11,644	$37,539
Deposits	—	—

Total current assets	11,644	37,539

Long Term Assets
Intangible & other assets, net	8,588	9,639

TOTAL ASSETS	$20,232	$47,178

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$10,000	$1,000
Interest payable	214,303	158,420

Total current liabilities	224,303	159,420

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	997,844	932,961

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,353,344)	(2,261,515)

Total equity	(977,612)	(885,783)

TOTAL LIABILITIES & EQUITY	$20,232	$47,178

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2006	2005

INCOME
Fees - consulting	$6,483	$141,251

Total income	6,483	141,251

EXPENSES
Operating expense	31,091	46,332
Depreciation & Amortization	5,337	4,349

Total expenses	36,428	50,681

Net operating income	(29,945)	90,570

OTHER INCOME/EXPENSE
Interest expense	61,884	61,884
Write-off of intangibles	—	—

Net other income/expense	61,884	61,884

Net income before taxes	(91,829)	28,686
Provision for income taxes	—	—

NET INCOME (LOSS)	$(91,829)	$28,686

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,231,539	4,932,221

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.02)	$0.01

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended

	December 31 2006	December 31 2005	Cummulative from March 25, 1999 Date of inception to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(91,829)	$28,686	$(2,353,344)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	5,337	4,349	415,572
Shares issued in lieu of compensation	—	—	47,680
Write off of intangibles	—	—	645,631
Change in other operating assets and liabilities
Deposits	—	—	—
Accounts payable and accrued expenses	9,000	—	10,000
Interest payable	55,883	(48,119)	214,303

Net cash flows used in operating activities	(21,609)	(15,084)	(1,020,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	(4,286)	3,012	(904,139)

Net cash flows used in investing activities	(4,286)	3,012	(904,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	—	(34,264)
Proceeds from the issuance of common stock	—	—	792,425
Proceeds from stockholder note	—	—	1,177,780

	—	—	1,935,941

Net increase (decrease) in cash	(25,895)	(12,072)	11,644
Cash and cash equivalents, beginning of period	37,539	49,611	—

Cash and cash equivalents, end of period	$11,644	$37,539	$11,644

Supplemental Disclosure
Cash paid for interest	$6,000	$110,000	$156,000
No Cash Paid for income taxes	$—	$—	$—
Non-cash flow disclosures:
Common stock issued in lieu of compensation	$—	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006 and December 31, 2005

	Date of Transaction	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

		Number of Shares	Par Value

Balance, January 1, 2005		7,258,704	$72,587	$1,303,145	$(2,290,201)	$(914,469)
Net income/(loss) for 2005					28,686	28,686

Balance December 31, 2005		7,258,704	$72,587	$1,303,145	$(2,261,515)	$(885,783)

Balance, January 1, 2006		7,258,704	$72,587	$1,303,145	$(2,261,515)	$(885,783)
Net income/(loss) for 2006					(91,829)	(91,829)

Balance, December 31, 2006		7,258,704	$72,587	$1,303,145	$(2,353,344)	$(977,612)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2005	2004

ASSETS
Current Assets
Cash	$37,539	$49,611
Deposits	—	—

Total current assets	37,539	49,611

Long Term Assets
Intangible & other assets, net	9,639	17,000

TOTAL ASSETS	$47,178	$66,611

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$1,000	$1,000
Interest payable	158,420	206,539

Total current liabilities	159,420	207,539

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	932,961	981,080

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,261,515)	(2,290,201)

Total equity	(885,783)	(914,469)

TOTAL LIABILITIES & EQUITY	$47,178	$66,611

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2005	2004

INCOME
Fees - consulting	$141,251	$103,061

Total income	141,251	103,061

EXPENSES
Operating expense	46,332	29,924
Depreciation & Amortization	4,349	4,349

Total expenses	50,681	34,273

Net operating income	90,570	68,788

OTHER INCOME/EXPENSE
Interest expense	61,884	61,884
Write-off of intangibles	—	133,934

Net other income/expense	61,884	195,818

Net income before taxes	28,686	(127,030)
Provision for income taxes	—	—

NET INCOME (LOSS)	$28,686	$(127,030)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,932,221	4,529,199

AVERAGE GAIN (LOSS) PER COMMON SHARE	$0.01	$(0.03)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended

	December 31 2005	December 31 2004	Cummulative from March 25, 1999 Date of inception to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$28,686	$(127,030)	$(2,261,515)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	4,349	138,283	410,235
Shares issued in lieu of compensation	—	—	47,680
Write off of intangibles	—	—	645,631
Change in other operating assets and liabilities
Deposits	—	—	—
Accounts payable and accrued expenses	—	—	1,000
Interest payable	(48,119)	21,884	158,420

Net cash flows used in operating activities	(15,084)	33,137	(998,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	3,012	(3,017)	(899,853)

Net cash flows used in investing activities	3,012	(3,017)	(899,853)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	—	(34,264)
Proceeds from the issuance of common stock	—	—	792,425
Proceeds from stockholder note	—	—	1,177,780

	—	—	1,935,941

Net increase (decrease) in cash	(12,072)	30,120	37,539
Cash and cash equivalents, beginning of period	49,611	19,491	—

Cash and cash equivalents, end of period	$37,539	$49,611	$37,539

Supplemental Disclosure
Cash paid for interest	$110,000	$40,000	$150,000
No Cash Paid for income taxes	$—	$—	$—
Non-cash flow disclosures:
Common stock issued in lieu of compensation	$—	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005 and December 31, 2004

	Date of Transaction	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

		Number of Shares	Par Value

Balance, January 1, 2004		7,258,704	$72,587	$1,303,145	$(2,163,171)	$(787,439)
Net income/(loss) for 2004					(127,030)	(127,030)

Balance December 31, 2004		7,258,704	$72,587	1,303,145	(2,290,201)	(914,469)

Balance, January 1, 2005		7,258,704	$72,587	$1,303,145	$(2,290,201)	$(914,469)
Net income/(loss) for 2005					28,686	28,686

Balance, December 31, 2005		7,258,704	$72,587	$1,303,145	$(2,261,515)	$(885,783)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2004	2003

ASSETS
Current Assets
Cash	$49,611	$19,491
Deposits	—	—

Total current assets	49,611	19,491

Long Term Assets
Intangible & other assets, net	17,000	152,266

TOTAL ASSETS	$66,611	$171,757

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$1,000	$1,000
Interest payable	206,539	184,655

Total current liabilities	207,539	185,655

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	981,080	959,196

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,290,201)	(2,163,171)

Total equity	(914,469)	(787,439)

TOTAL LIABILITIES & EQUITY	$66,611	$171,757

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2004	2003

INCOME
Fees - consulting	$103,061	$29,000

Total income	103,061	29,000

EXPENSES
Operating expense	29,924	13,888
Depreciation & Amortization	4,349	61,460

Total expenses	34,273	75,348

Net operating income	68,788	(46,348)

OTHER INCOME/EXPENSE
Interest expense	61,884	61,884
Write-off of intangibles	133,934	13,049

Net other income/expense	195,818	74,933

Net income before taxes	(127,030)	(121,281)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(127,030)	$(121,281)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,529,199	3,957,288

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.03)	$(0.03)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended

	December 31 2004	December 31 2003	Cummulative from March 25, 1999 Date of inception to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(127,030)	$(121,281)	$(2,290,201)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	138,283	74,509	405,886
Shares issued in lieu of compensation	—	—	47,680
Write off of intangibles	—	13,049	645,631
Change in other operating assets and liabilities
Deposits	—	1,000	—
Accounts payable and accrued expenses	—	(22,122)	1,000
Interest payable	21,884	61,884	206,539

Net cash flows used in operating activities	33,137	7,039	(983,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	(3,017)	—	(902,865)

Net cash flows used in investing activities	(3,017)	—	(902,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	—	(34,264)
Proceeds from the issuance of common stock	—	—	792,425
Share issued in lieu of compensation	—	—
Proceeds from stockholder note	—	—	1,177,780

	—	—	1,935,941

Net increase (decrease) in cash	30,120	7,039	49,611
Cash and cash equivalents, beginning of period	19,491	12,452	—

Cash and cash equivalents, end of period	$49,611	$19,491	$49,611

Supplemental Disclosure
Cash paid for interest	$40,000	$—	$40,000
No Cash Paid for income taxes	$—	$—	$—
Non-cash flow disclosures:
Common stock issued in lieu of compensation	$—	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004 and December 31, 2003

	Date of Transaction	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

		Number of Shares	Par Value

Balance, January 1, 2003		7,258,704	$72,587	$1,303,145	$(2,041,890)	$(666,158)
Net income/(loss) for 2003					(121,281)	(121,281)

Balance December 31, 2003		7,258,704	$72,587	1,303,145	$(2,163,171)	$(787,439)

Balance, January 1, 2004		7,258,704	$72,587	$1,303,145	$(2,163,171)	$(787,439)
Net income/(loss) for 2004					(127,030	(127,030

Balance, December 31, 2004		7,258,704	$72,587	$1,303,145	$(2,290,201)	$(914,469)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2003	2002

ASSETS
Current Assets
Cash	$19,491	$12,452
Deposits	—	1,000

Total current assets	19,491	13,452

Long Term Assets
Intangible & other assets, net	152,266	239,824

TOTAL ASSETS	$171,757	$253,276

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$1,000	$23,122
Interest payable	184,655	122,771

Total current liabilities	185,655	145,893

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	959,196	919,434

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,163,171)	(2,041,890)

Total equity	(787,439)	(666,158)

TOTAL LIABILITIES & EQUITY	$171,757	$253,276

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2003	2002

INCOME
Fees - consulting	$29,000	$24,250

Total income	29,000	24,250

EXPENSES
Operating expense	13,888	407,731
Depreciation & Amortization	61,460	88,506

Total expenses	75,348	496,237

Net operating income	(46,348)	(471,987)

OTHER INCOME/EXPENSE
Interest expense	61,884	61,884
Write-off of intangibles	13,049	—

Net other income/expense	74,933	61,884

Net income before taxes	(121,281)	(533,871)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(121,281)	$(533,871)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,957,288	3,082,185

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.03)	$(0.17)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended

	December 31 2003	December 31 2002	Cummulative from March 25, 1999 Date of inception to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(121,281)	$(533,871)	$(2,163,171)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	74,509	88,506	267,603
Shares issued in lieu of compensation	0	47,680	47,680
Write off of intangibles	13,049	—	645,631
Change in other operating assets and liabilities
Deposits	1,000	1,000	—
Accounts payable and accrued expenses	(22,122)	(138,459)	1,000
Interest payable	61,884	122,771	184,655

Net cash flows used in operating activities	7,039	(412,373)	(1,016,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	—	(141,659)	(899,848)

Net cash flows used in investing activities	—	(141,659)	(899,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	—	(34,264)
Proceeds from the issuance of common stock	—	—	792,425
Share issued in lieu of compensation	—	—	—
Proceeds from stockholder note	—	560,464	1,177,780

	—	560,464	1,935,941

Net increase (decrease) in cash	7,039	6,432	19,491
Cash and cash equivalents, beginning of period	12,452	6,020	—

Cash and cash equivalents, end of period	$19,491	$12,452	$19,491

Supplemental Disclosure
No cash was paid for interest or income taxes	$—	$—	$—
Non-cash flow disclosures:
Common stock issued in lieu of compensation	$—	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003 and December 31, 2002

	Date of Transaction	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

		Number of Shares	Par Value

Balance, January 1, 2002		7,109,704	$71,097	$1,256,955	$(1,508,019)	$(179,967)
Shares issued as compensation	3/31/02	99,000	990	30,690		31,680
Shares issued as compensation	6/30/02	50,000	500	15,500		16,000
Net income/(loss) for 2002					(533,871)	(533,871)

Balance December 31, 2002		7,258,704	$72,587	$1,303,145	$(2,041,890)	$(666,158)

Balance, January 1, 2003		7,258,704	$72,587	$1,303,145	$(2,041,890)	$(666,158)
Net income/(loss) for 2003					(121,281)	(121,281)

Balance, December 31, 2003		7,258,704	$72,587	$1,303,145	$(2,163,171)	$(787,439)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2002	2001

ASSETS
Current Assets
Cash	$12,452	$5,992
Deposits	1,000	2,000

Total current assets	13,452	7,992

Long Term Assets
Intangible & other assets, net	239,824	186,699

TOTAL ASSETS	$253,276	$194,691

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$23,122	$161,581
Interest payable	122,771	—

Total current liabilities	145,893	161,581

Long Term Liabilities
Loan payable - stockholder	773,541	213,077

Total liabilities	$919,434	$374,658

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	71,097
Additional paid in capital	1,303,145	1,256,955
Deficit accumulated during the development stage	(2,041,890)	(1,508,019)
Total equity	(666,158)	(179,967)

TOTAL LIABILITIES & EQUITY	$253,276	$194,691

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2002	2001

INCOME
Fees - consulting	$24,250	$—

Total income	24,250	—

EXPENSES
Operating expense	407,731	458,837
Depreciation & Amortization	88,506	48,905

Total expenses	496,237	507,742

Net operating income	(471,987)	(507,742)

OTHER INCOME/EXPENSE
Other income	—	5,741
Interest expense	61,884	37,562

Net other income/expense	61,884	(31,821)

Net income(loss) before extrordinary item	(533,871)	(539,563)

Extraordinary item	—	276,593

Net income before taxes	(533,871)	(262,970)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(533,871)	$(262,970)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,082,185	8,963,315

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.17)	$(0.03)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years periods Ended

	December 31 2002	December 31 2001	Cummulative from March 25, 1999 Date of inception to December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(533,871)	$(262,970)	$(2,041,890)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	88,506	48,905	193,094
Shares issued in lieu of compensation	47,680	—	47,680
Write off of intangibles	—	3,472	632,582
Change in other operating assets and liabilities			—
Deposits	1,000	13,000	(1,000)
Accounts payable and accrued expenses	(138,459)	(153,500)	23,122
Interest payable	122,771	—	122,771

Net cash flows used in operating activities	(412,373)	(351,093)	(1,023,641)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	(141,659)	(148,034)	(899,848)

Net cash flows used in investing activities	(141,659)	(148,034)	(899,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	(34,264)	(34,264)
Proceeds from the issuance of common stock	—	48,225	792,425
Proceeds from stockholder note	560,464	369,975	1,177,780

Net cash flows from financing activities	560,464	383,936	1,935,941

Net increase (decrease) in cash	6,432	(115,191)	12,452
Cash and cash equivalents, beginning of period	6,020	121,211	—

Cash and cash equivalents, end of period	$12,452	$6,020	$12,452

Supplemental Disclosure
No cash was paid for interest or income taxes	$—	$—	$—
Non-cash flow disclosures:
Common stock issued in lieu of compensation	$47,680	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2002 and December 31, 2001

	Date of Transaction	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

		Number of Shares	Par Value

Balance, January 1, 2001		2,287,204	$22,872	$886,980	$(1,245,049)	$(335,197)
Shares issued as compensation	6/11/01	50,000	500	15,500		16,000
Shares issued as compensation	12/31/01	85,000	850	26,350		27,200
Shares issued in lieu of debt	12/31/01	4,687,500	46,875	328,125		375,000
Net income/(loss) for 2001					(262,970)	(262,970)

Balance December 31, 2001		7,109,704	$71,097	$1,256,955	$(1,508,019)	$(179,967)

Balance, January 1, 2002		7,109,704	$71,097	$1,256,955	$(1,508,019)	$(179,967)
Shares issued as compensation	3/31/02	99,000	990	30,690		31,680
Shares issued as compensation	6/30/02	50,000	500	15,500		16,000
Net income/(loss) for 2002					(533,871)	(533,871)

Balance, December 31, 2002		7,258,704	$72,587	$1,303,145	$(2,041,890)	$(666,158)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Balance Sheet For the First Quarter Ending March 31, 2006 and 2005
(Unaudited)

	March 31, 2006	March 31, 2005

ASSETS
Current Assets
Cash	$27,387	$62,409

Total current assets	27,387	62,409

Long Term Assets
Intangible & other assets, net	13,335	16,878

TOTAL ASSETS	$40,722	$79,287

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$—	$—
Interest payable	173,890	222,006

Total current liabilities	173,890	222,006

Long Term Liabilities	773,541	773,541
Loan payable - stockholder

Total liabilities	947,431	995,547

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,282,441)	(2,291,992)
Total equity	(906,709)	(916,260)

TOTAL LIABILITIES & EQUITY	$40,722	$79,287

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Statement of Operations For the First Quarter Ending March 31, 2006 and 2005
(Unaudited)

	March 31, 2006	March 31, 2005

INCOME
Fees - consulting	$1,563	$20,350

Total income	1,563	20,350

EXPENSES
Operating expense	5,678	5,582
Depreciation & Amortization	1,335	1,088

Total expenses	7,013	6,670

Net operating income	(5,450)	13,680

OTHER INCOME/EXPENSE
Interest expense	15,471	15,471
Write-off of intangibles	—	—

Net other income/expense	15,471	15,471

Net income before taxes	(20,921)	(1,791)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(20,921)	$(1,791)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,013,947	4,641,013

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Balance Sheet For the Second Quarter Ending June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005

ASSETS
Current Assets
Cash	$18,931	$25,855

Total current assets	18,931	25,855

Long Term Assets
Intangible & other assets, net	16,562	82,134

TOTAL ASSETS	$35,493	$107,989

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$—	$—
Interest payable	189,631	237,477

Total current liabilities	189,631	237,477

Long Term Liabilities	773,541	773,541

Loan payable - stockholder
Total liabilities	963,172	1,011,018

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,303,411)	(2,278,761)
Total equity	(927,679)	(903,029)

TOTAL LIABILITIES & EQUITY	$35,493	$107,989

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Statement of Operations For the Second Quarter Ending June 30, 2006 and 2005
(Unaudited)

	June 30, 2006	June 30, 2005

INCOME
Fees - consulting	$4,140	$36,753

Total income	4,140	36,753

EXPENSES
Operating expense	8,305	6,964
Depreciation & Amortization	1,334	1,087

Total expenses	9,639	8,051

Net operating income	(5,499)	28,702

OTHER INCOME/EXPENSE
Interest expense	15,471	15,471
Write-off of intangibles	—	—

Net other income/expense	15,471	15,471

Net income before taxes	(20,970)	13,231
Provision for income taxes	—	—

NET INCOME (LOSS)	$(20,970)	$13,231

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,090,127	4,744,027

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.00)	$0.00

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Balance Sheet For the Third Quarter Ending September 30, 2006 through 2005
(Unaudited)

	Sept. 30, 2006	Sept. 30, 2005

ASSETS
Current Assets
Cash	$15,005	$16,662

Total current assets	15,005	16,662

Long Term Assets
Intangible & other assets, net	14,957	87,011

TOTAL ASSETS	$29,962	$103,673

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$—	$—
Interest payable	204,831	252,948

Total current liabilities	204,831	252,948

Long Term Liabilities	773,541	773,541

Loan payable - stockholder
Total liabilities	978,372	1,026,489

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,324,142)	(2,298,548)
Total equity	(948,410)	(922,816)

TOTAL LIABILITIES & EQUITY	$29,962	$103,673

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Statement of Operations For the Third Quarter Ending September 30, 2006 and 2005
(Unaudited)

	Sept. 30, 2006	Sept. 30, 2005

INCOME
Fees - consulting	$390	$5,000

Total income	390	5,000

EXPENSES
Operating expense	4,316	8,229
Depreciation & Amortization	1,334	1,087

Total expenses	5,650	9,316

Net operating income	(5,260)	(4,316)

OTHER INCOME/EXPENSE
Interest expense	15,471	15,471
Write-off of intangibles	—	—

Net other income/expense	15,471	15,471

Net income before taxes	(20,731)	(19,787)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(20,731)	$(19,787)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,161,305	4,839,240

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Balance Sheet For the Fourth Quarter Ending December 31, 2006 and 2005
(Unaudited)

	Dec. 31, 2006	Dec. 31, 2005

ASSETS
Current Assets
Cash	$11,644	$37,539

Total current assets	11,644	37,539

Long Term Assets
Intangible & other assets, net	8,588	9,639

TOTAL ASSETS	$20,232	$47,178

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$10,000	$1,000
Interest payable	214,303	158,420

Total current liabilities	224,303	159,420

Long Term Liabilities	773,541	773,541

Loan payable - stockholder
Total liabilities	997,844	932,961

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,353,344)	(2,261,515)
Total equity	(977,612)	(885,783)

TOTAL LIABILITIES & EQUITY	$20,232	$47,178

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-KSB
Statement of Operations For the Fourth Quarter Ending December 31, 2006 and 2005
(Unaudited)

	Dec. 31, 2006	Dec. 31, 2005

INCOME
Fees - consulting	$390	$79,148

Total income	390	79,148

EXPENSES
Operating expense	12,792	25,557
Depreciation & Amortization	1,334	1,087

Total expenses	14,126	26,644

Net operating income	(13,736)	52,504

OTHER INCOME/EXPENSE
Interest expense	15,471	15,471
Write-off of intangibles	—	—

Net other income/expense	15,471	15,471

Net income before taxes	(29,207)	37,033
Provision for income taxes	—	—

NET INCOME (LOSS)	$(29,207)	$37,033

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,231,539	4,932,221

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.01)	$0.01

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002-2006

NOTE 1                    ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc.  The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off.  In 2002, the Company elected to change its name to First Transaction Management, Inc. to more directly reflect its business interests in web based promotion and transaction processing management services. The Company ceased active production of certain web-related promotion management services for consumer product manufacturers and chain retailers on December 31, 2002 due to lack of funding.  Effective, December 31, 2004, the Company discontinued its business efforts related to web based promotion management services and is currently seeking new economic opportunities, including a merger transaction.

NOTE 2                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  Cash balances regularly fall under the federally insured limit covered by the Federal Deposit Insurance Corporation (FDIC) as of December 31, 2002 to 2006.

Use of accounting estimates in preparation of financial statements

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

Property, plant & equipment

Property and equipment, including computer equipment, are recorded at cost and are depreciated over the estimated useful lives.  Expenditures for routine maintenance and repairs are charged to expenses as incurred.  Trademarks and copyrights are recorded at cost and are amortized over their legal lives or their estimated useful lives, whichever is shorter, using the straight-line method.  They are reviewed annually to assess recoverability; impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

Capitalization of software

FASB EITF Issue No. 00-2, Accounting for Web Site Development Costs, states that the identification of software needed for a company shall be expensed as incurred. Such software includes web applications needed for the web site’s functionalities, and those required for development purposes. However, if the company chooses to acquire or develop software, AICPA

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use allows capitalization. The method of software capitalization depends on the intended use. Costs incurred in the purchasing or development of software can be capitalized unless they are used in research and development and do not have alternative future uses or represent a pilot project.  Costs of acquired or developing for general web site operations require capitalization of external direct costs of materials and services used in the acquisition or development. Costs of acquired or developed software for the integration of distributed applications into web applications are capitalized. During the period from 2002-2006 the company capitalized certain costs in accordance with the aforementioned standards.

Amortization is recorded using the straight-line method over the estimated useful lives of the assets which do not exceed ten years.  The Company periodically reviews intangible assets to assess recoverability.  Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

Research and development

Research and development costs are expensed during the period incurred.

Revenue recognition

The Company recognizes revenue at the time of service or as contractual terms are satisfied.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there are no dilutive securities.

The weighted average number of shares outstanding for the fiscal years ended December 31st are as follows:

2001	2,324,937
2002	3,082,185
2003	3,957,288
2004	4,529,199
2005	4,932,221
2006	5,231,539

Stock based compensation

The Company adopted a stock-based compensation plan in 1999.  The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company’s stock.  Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock.  From the Company’s inception in 1999 until December 31, 2002, when the Company discontinued operations, the Company had issued 255,000 5 year options to purchase shares of common stock under the Company’s stock option plan for marketing, sales and marketing oriented consultants at an exercise price of $1.50.

During the same period, an additional 394,000 5 year options were issued to directors, executives and administrative employees during the year at exercise prices of $.30 to $1.58.  As the exercise price of the options is in excess of the option value, no compensation expense was recognized in any year since the inception of the Company. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants.  A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan.  No stock options were issued under this plan.

No additional stock options were issued during the fiscal years ended December 31, 2003, 2004, 2005, and 2006.  As of December 31, 2006 all stock options issued to former employees, consultants and directors have expired.

For the periods ended December 31, 2002-2006, the amounts required to be calculated by as pro forma amounts under the Statement of Financial Accounting Standards No. 123 or as compensation expense as revised by FAS 123R are not applicable to the financial statements.  The following is a summary of stock option plan activity from inception to  December 31, 2006:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 1999	19,000	$.30
Granted during 2000	395,000	$1.05
Exercised during 2000	0
Forfeited during 2000	55,000
Outstanding at December 31, 2000	469,000	$.95
Granted during 2001	210,000	$1.51
Exercised during 2001	0
Forfeited during 2001	110,000
Outstanding at December 31, 2001	569,000	$1.21
Granted during 2002	25,000	$1.50
Exercised during 2002	0
Forfeited during 2002	49,000
Outstanding at December 31, 2002	545,000	$1.20
Granted during 2003	0
Exercised during 2003	0
Forfeited during 2003	0
Outstanding at December 31, 2003	545,000	$1.20
Granted during 2004	0
Exercised during 2004	0
Forfeited during 2004	15,000
Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000
Outstanding at December 31, 2005	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000
Outstanding at December 31, 2006	0	—

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income Taxes

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  A valuation allowance will be recognized for deferred tax assets not likely to be realized.  Deferred taxes are to be measured by the provisions of currently enacted tax laws.  There were no material temporary differences at December 31, 2002, 2003, 2004, 2005 or 2006.

Comprehensive income

The Company had no elements of comprehensive income for the period ended December 31, 2002, 2003, 2004, 2005, or 2006.  Further, there are no other new financial accounting standards which would have an effect on these financial statements.

NOTE 3                    CAPITAL STRUCTURE

At December 31, 2002 to 2006, the Company had 7,258,704 shares of $.01 par value common stock issued and outstanding.  Approximately 71% of the outstanding shares are held by the Company’s CEO and the remainder by approximately 130 other parties.  Common shares are voting and dividends are paid at the discretion of the Board of Directors.  The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share.  No preferred shares have been issued as of December 31, 2006.

NOTE 4                    EMPLOYMENT AGREEMENTS

In 1999, the Company entered into an employment agreement with the Company’s Chairman and CEO.  The agreement provided for a base salary of $150,000 plus bonus as deemed by the Board of Directors based on certain business achievements.  This contract was effectively terminated on December 31, 2002, due to lack of funds.

NOTE 5                    WARRANTS

Pursuant to a private placement, the Company issued, in the aggregate, a total of 375,000 warrants to purchase 375,000 shares of the Company’s common stock at $1.50 per share.  The warrants expire 5 years from the date the Company’s Common Stock begins trading on an exchange.  No warrants have been exercised from the date of grant.  The Company’s CEO received 100,000 warrants pursuant to an investment in the private placement.

Pursuant to a loan and security agreement with the Company, the Company issued during 2000, 2001 and 2002 a total of 270,000 5-year warrants which entitle the lender, who is an officer and director, to purchase shares of the Company’s common stock at $1.   Of these warrants, 84,000 expired in 2005; 78,000 of these warrants expired in 2006; and the remaining 108,000 warrants are due to expire in 2007. No warrants have been exercised from the date of grant.

NOTE 6                    WRITE OFF OF INTANGIBLE ASSETS

From 2002 to 2006, the Company wrote off an aggregate $146,983 of intangible assets related to its web based promotion distribution and transaction processing services.

NOTE  7                    GOING CONCERN

As shown in the financial statements, the Company incurred a net loss since inception of $2,353,344.  This result raises concerns about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities.   There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

NOTE  8                    INCOME TAXES

There was no provision for federal, or state and local income taxes as the Company has sustained losses for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001.  As of December 31, 2006, the Company had accumulated approximately $2.2 million of net operating loss carryforwards for federal income tax purposes, which begin to expire in 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The difference between the tax loss carryforward and the Company’s financial statement losses is due to differences in amortization rates on intangible assets and certain accrued expenses which are deductible for income tax purposes only when paid.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carryforwards can be utilized.  Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at December 31, 2006.

Deferred tax asset as of December 31, 2006:
Net operating loss carryforwards	$2,077,275

Total deferred tax asset	638,380
Valuation allowance	(638,380)

Net deferred tax asset	$—

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2006	2005

Tax at statutory rates	$(31,594)	$9,570
Change in valuation allowance	31,594	(9,570)

Income tax expense	$—	$—

NOTE 9                    OPERATING LEASE

The Company was released from its office lease agreement without penalty to the Company in 2001. The Company then entered into a month-to-month office lease agreement with RFLP Partners for office space located in Seattle, Washington. The monthly base rent was $1,000 per month; $12,000 per year. In December 2002, the Company terminated such office lease and does not rent office space.

NOTE 10                    RELATED PARTY TRANSACTIONS

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at 8 percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all of the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest into shares of the Company’s common stock at the rate of $.08 per share.  From inception through December 31, 2006, the lender advanced $1,248,541 of which $475,000 of this amount had been converted into common stock equity.

Pursuant to a loan agreement with the Company, the officer and director exercised her right in 2001 to purchase certain trademarks and intellectual property unrelated to the Company’s current Internet business operations at the greater of $5,000 or the net property value. The purchase price of the intellectual property was $5,000.

As of August 15, 2007, a total of 270,000 warrants have been provided to the officer and director, pursuant to loan agreement terms. All lender warrants have expired, and the outstanding balance of the note payable is $773,541.

It is the policy of the Company with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliated be on terms no less favorable to the Company that could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes the transactions described above complied with such policy.

NOTE 11                    SUBSEQUENT EVENTS

There were no significant subsequent events.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

By:	/s/ Susan Schreter

Susan A. Schreter, Chief Executive Officer and Chief Financial Officer

Date:	August 23, 2007

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: August 23, 2007	By:	/s/ Susan A. Schreter

Susan A. Schreter, Chairman and Chief Executive Officer and Chief Financial Officer