Form 10QSB
period 2007-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2007-09-18
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

COMMISSION FILE NUMBER: 0-25413

FIRST TRANSACTION MANAGEMENT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2158936
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

381 SE Crystal Creek Circle, Issaquah, WA 98027
(Address of Principal Executive Offices)

(206) 355-1467
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1), has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [   ]   NO [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES [X]   NO [   ]

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of September 14, 2007 the Registrant had 7,258,704 shares of common stock outstanding.

Transitional Small business Disclosure Format (Check one): Yes [   ]   No [X]

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-QSB

For the quarterly period ended March 31, 2007

Item 1.   Financial Statements

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

BALANCE SHEET

	March 31,	December 31,
	2007	2006
	Unaudited	Audited

ASSETS
Current Assets
Cash	$20,996	$11,644
Deposits	—	—

Total current assets	20,996	11,644

Long Term Assets
Intangible & other assets, net	7,530	8,588

TOTAL ASSETS	$28,526	$20,232

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$35,000	$10,000
Interest payable	229,774	214,303

Total current liabilities	264,774	224,303

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	1,038,315	997,844

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,385,179)	(2,353,344)

Total equity	(1,009,447)	(977,612)

TOTAL LIABILITIES & EQUITY	$28,868	$20,232

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006

INCOME
Fees - consulting	$17,026	$1,562

Total income	17,026	1,562

EXPENSES
Operating expense	32,674	5,678
Depreciation & Amortization	716	1,335

Total expenses	33,390	7,013

Net operating income	(16,364)	(5,451)

OTHER INCOME/EXPENSE
Interest expense	15,471	15,471

Net other income/expense	(15,471)	15,471

Net income before taxes	(31,835)	(20,922)
Provision for income taxes	—	—

NET INCOME (LOSS)	$(31,835)	$(20,922)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,293,871	5,013,947

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period Ended March 31, 2007

					Deficit
		Common Stock			Accumulated
				Additional	During the
	Date of	Number	Par	Paid-in	Development
	Transaction	of Shares	Value	Capital	Stage	Total

Balance, December 31, 2006		7,258,704	$72,587	$1,303,145	$(2,353,344)	$(977,612)
Dividends paid on stock
Stock-based compensation
Net income/(loss) for 2007					(31,835)	(31,835)

Balance March 31, 2007		7,258,704	$72,587	$1,303,145	$(2,385,179)	$(1,009,447)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(29,794)	$(4,116)
Adjustments to reconcile net loss to net cash flows from operations:
Depreciation/amortization	—	—
Change in other operating assets and liabilities:
Accounts payable and accrued expenses	25,000	—
Interest payable	15,471	—

Net cash flows used in operating activities	10,677	(4,116)

CASH FLOWS FROM INVESTING ACTIVITIES
NONE

CASH FLOWS FROM FINANCING ACTIVITIES
Interest paid on stockholder note	—	(6,000)

	—	(6,000)

Net increase (decrease) in cash	10,677	(10,116)

Cash and cash equivalents, beginning of period	10,319	36,178

Cash and cash equivalents, end of period	$20,996	$26,062

Supplemental Disclosure
Interest	$—	$6,000

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2007

NOTE 1        ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, the Company elected to change its name to First Transaction Management to more directly reflect its business interests in web based promotion and transaction processing management services. Effective, December 31, 2004, the Company discontinued its primary business efforts and is currently seeking new economic opportunities, including a merger transaction.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash balances regularly fall under the federally insured limit covered by the Federal Deposit Insurance Corporation (FDIC) as of March 31, 2007.

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

Capitalization of software

FASB EITF Issue No. 00-2, Accounting for Web Site Development Costs, states that the identification of software needed for a company shall be expensed as incurred. Such software includes web applications needed for the web site’s functionalities, and those required for development purposes. However, if the company chooses to acquire or develop software, AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use allows capitalization. The method of software capitalization depends on the intended use. Costs incurred in the purchasing or development of software can be capitalized unless they are used in research and development and do not have alternative future uses or represent a pilot project. Costs of acquired or developing for general web site operations require capitalization of external direct costs of materials and services used in the acquisition or development. Costs of acquired or developed software for the integration of distributed applications into web applications are capitalized. During the period from 2002-2007 the company capitalized certain costs in accordance with the aforementioned standards.

Amortization is recorded using the straight-line method over the estimated useful lives of the assets, which do not exceed ten years. The Company periodically reviews intangible assets to assess recoverability. Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

Research and development

Research and development costs are expensed during the period incurred.

Revenue recognition

The Company recognizes revenue at the time of service or as contractual terms are satisfied.

Earnings per share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares; however, there are no dilutive securities.

The weighted average number of shares outstanding for the fiscal years ended March 31, 2007 is as follows:

March 31, 2007	5,293,871

Stock based compensation

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company’s stock. Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan. No stock options were issued under this plan. As of March 31, 2007 there were no stock options outstanding.

For the period, the amounts required to be calculated by as pro forma amounts under the Statement of Financial Accounting Standards No. 123 or as compensation expense as revised by FAS 123R are not applicable to the financial statements.

Following is a summary of stock option plan activity from inception to March 31, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 1999	19,000	$.30
Granted during 2000	395,000	$1.05
Exercised during 2000	0
Forfeited during 2000	55,000

Outstanding at December 31, 2000	469,000	$.95
Granted during 2001	210,000	$1.51
Exercised during 2001	0
Forfeited during 2001	110,000

Outstanding at December 31, 2001	569,000	$1.21
Granted during 2002	25,000	$1.50
Exercised during 2002	0
Forfeited during 2002	49,000

Outstanding at December 31, 2002	545,000	$1.20
Granted during 2003	0
Exercised during 2003	0
Forfeited during 2003	0
Outstanding at December 31, 2003	545,000	$1.20
Granted during 2004	0
Exercised during 2004	0
Forfeited during 2004	15,000

Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000

Outstanding at December 31, 2005	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000

Outstanding at December 31, 2006	0	—

Outstanding at March 31, 2007	0	—

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income Taxes

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at March 31, 2007.

Comprehensive income

The Company had no elements of comprehensive income for the period ended March 31, 2007. Further, there are no other new financial accounting standards that would have an effect on these financial statements.

NOTE 3        CAPITAL STRUCTURE

At March 31, 2007, the Company had 7,258,704 shares of common stock, par value $.01 per share, issued and outstanding, 71.3% of which were held by the Company’s CEO and the remainder by approximately 130 other parties. Common shares are voting and dividends are paid at the discretion of the Board of Directors. The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares have been issued as of March 31, 2007.

NOTE 4        WARRANTS

Pursuant to a private placement, the Company issued, in the aggregate, warrants to purchase 375,000 shares of the Company’s common stock at $1.50 per share. The warrants expire 5 years from the date the Company’s common stock begins trading on an exchange. No warrants have been exercised from the date of grant. The Company’s CEO received warrants to purchase 100,000 shares of common stock pursuant to an investment in the private placement.

NOTE 5        WRITE OFF OF INTANGIBLE ASSETS

From inception to March 31, 2007, the Company wrote off an aggregate $146,983 of intangible assets related to its web based promotion distribution and transaction processing services.

NOTE 6        GOING CONCERN

As shown in the financial statements, the Company incurred a net loss since inception of $2,353,179. This result raises concerns about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

NOTE 7        INCOME TAXES

There was no provision for federal, or state and local income taxes as the Company has sustained losses. As of March 31, 2007, the Company had accumulated approximately $2.2 million of net operating loss carryforwards for federal income tax purposes, which begin to expire in 2019.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carryforwards can be utilized. Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at March 31, 2007.

Deferred tax asset as of March 31, 2007:
Net operating loss carryforwards	$2,192,184

Total deferred tax asset	745,343
Valuation allowance	(745,343)

Net deferred tax asset	$—

NOTE 8        RELATED PARTY TRANSACTIONS

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at 8 percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all of the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $.08 per share. From inception through March 31, 2007, the lender advanced $1,248,541 of which $475,000 of this amount has been converted into common stock equity. As of September 14, 2007, a total of 270,000 warrants have been provided to the officer and director, pursuant to the loan agreement terms. All lender warrants have expired, and the outstanding balance of the note payable is $773,541.

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this report.

NOTE ON FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 with respect to our financial condition, results of operations, plans, objectives, future performance and business, which are usually identified by the use of words such as “will,” “may,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “plans,” “predicts,” continues,” “intends,” “should,” “would” or similar expressions. We intend for these forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with these safe harbor provisions.

These forward-looking statements reflect our current views and expectations about our plans, strategies and prospects, which are based on the information currently available and on current assumptions.

We cannot give any guarantee that these plans, intentions or expectations will be achieved. Investors are cautioned that all-forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those Risk Factors set forth in our Form 10-KSB for the fiscal year ended December 31, 2006. You should read this quarterly report and the documents that we incorporate by reference in this quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Overview

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 to develop certain consumer products and web based promotion and transaction processing management services. Effective December 31, 2004, the Company discontinued its business efforts related to web-based promotion management services and is currently seeking new economic opportunities, including a merger transaction. From 2002 to 2006, the Company generated ancillary revenues from general business consulting services to support its nominal operations. These consulting services have been unrelated to the Company’s prior interests in promotion management services. The Company does not have any contractual commitments to provide business management consulting services to any customer. In addition, the Company has devoted its efforts to seek other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination. There is no assurance that the Company will be able to secure additional customers for its ancillary consulting services to generate interim working capital to support the Company’s efforts to identify new economic opportunities for the Company.

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

Revenue Recognition

The Company maintains its financial records on the accrual basis of accounting. Since December 31, 2002, the Company has generated nominal revenues from various consulting services. These services are primarily billed on a project completion basis and revenues are reported when all goods and services have been performed or delivered, the amounts are readily determinable and collection is reasonably assured. The Company does not have any contractual commitments to provide any additional business management consulting services to any customer.

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

Results of Operations

Comparison of the Fiscal Quarter Ended March 31, 2007 to the Fiscal Quarter Ended March 31, 2006

Revenues from consulting services in the fiscal quarter ended March 31, 2007 (the “2007 First Quarter”) were $17,026, as compared to $1,562 in the fiscal quarter ended March 31, 2006 (the “2006 First Quarter”), representing a 990% increase. This increase is attributable to more consulting client service activity in Fiscal 2007. Total operating expenses before depreciation and amortization increased from $5,678 for the 2006 First Quarter to $32,674 for the 2007 First Quarter, representing a 475% increase. The primary reason for the increase in operating expenses is the addition of $25,000 in accrued accounting and audit fees. Amortization decreased from $1,335 in the 2006 First Quarter to $716 in the 2007 First Quarter, representing a 46% decrease. The Company’s operating loss increased from $5,451 in the 2006 First Quarter to an operating loss of $16,364 in the 2007 First Quarter, representing a 200% increase. This increase in operating loss is primarily attributable to increased professional fees. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and sole director and officer during 2000 to 2002 for each of the 2007 First Quarter and the 2006 First Quarter was $15,471.

As a result of the foregoing, the Company generated a net loss of $31,835 for the 2007 First Quarter, as compared to a net loss of $20,922 for the 2006 First Quarter, representing a 52% increase. The weighted net loss per share for the 2007 First Quarter was $.01, as compared to a weighted net loss per share that was not material for the 2006 First Quarter.

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting the Company’s future financial performance. All of the Company’s revenues in the 2007 First Quarter and the 2006 First Quarter were generated from providing ancillary consulting services. The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts.

Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services are generally beyond the Company’s control. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Liquidity, Capital Resources and Going Concern

From inception of the Company through 2002, the Company has been primarily funded through loans provided by our controlling shareholder and current sole officer and director, equity investments by her, a nominal private placement and the initial capitalization provided at the time of spin off from its then parent in 1999. From 2003 to present, the Company has maintained nominal operations through the cash flows provided by limited engagement consulting activities. The Company intends to rely on ancillary consulting services to fund its nominal operations until it can find a new business opportunity or business combination for the Company. The Company may also issue additional common or preferred shares to raise additional funds to finance new business acquisitions or to pay for professional services or other costs associated with such acquisitions. There is no assurance, however, that additional working capital or financing from these sources can be obtained on acceptable terms or that a business combination can be completed.

At March 31, 2007, the Company had approximately $21,000 in cash and cash equivalents and $11,644 at December 31, 2006. The Company had current liabilities of $35,000 in accrued professional fees and $229,774 in accrued interest payable at March 31, 2007; $10,000 in accrued professional fees and $214,303 in accrued interest payable at December 31, 2006. The Company had total assets, including intangible assets, of $28,526 at March 31, 2007 and $20,232 at December 31, 2006. Long-term liabilities on each of such dates were $773,541, representing the loan to the Company from its controlling shareholder and current sole officer and director. This loan continues to accrue interest at the rate of 8% per annum.

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

At March 31, 2007, the Company had a stockholders’ deficiency of $2,385,179 and a working capital deficit of $243,778 for the 2007 First Quarter. At December 31, 2006, the Company had a stockholders’ deficiency of $2,353,344 and a working capital deficit of $212,659 for the fiscal year ended December 31, 2006. Further, the Company has a history of generating net income losses. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty.

Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

Item 3.   Controls and Procedures

Disclosure Controls.    As of the end of the period covered by this Report, with the participation of our Chief Executive and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by this Report in timely alerting her to material information relating to First Transaction Management, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. In addition, our Chief Executive and Chief Financial Officer concluded that as of the end of such period, our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified and that such information is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosure. There were no changes in our disclosure controls during the period covered by this Report on Form 10-QSB.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

FIRST TRANSACTION MANAGEMENT, INC.

By:	/s/ Susan Schreter
Susan Schreter, Chief Executive Officer,
Chief Financial Officer and President

Dated: September 17, 2007