Form 10QSB
period 2007-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2007-09-18
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Check whether the Issuer (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.

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

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-QSB

For the quarterly period ended June 30, 2007

Item 1.  Financial Statements

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

BALANCE SHEET

	June 30,	December 31,
	2007	2006
	Unaudited	Audited

ASSETS
Current Assets
Cash	$58,103	$11,644
Deposits	—	—

Total current assets	58,103	11,644

Long Term Assets
Intangible & other assets, net	6,472	8,588

TOTAL ASSETS	$64,575	$20,232

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$95,000	$10,000
Interest payable	245,245	214,303

Total current liabilities	340,245	224,303

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	1,113,786	997,844

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,424,258)	(2,353,344)

Total equity	(1,048,526)	(977,612)

TOTAL LIABILITIES & EQUITY	$65,260	$20,232

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

INCOME
Fees - consulting	$38,934	$4,140	$55,960	$5,702

Total income	38,934	4,140	55,960	5,702

EXPENSES
Operating expense	63,167	8,305	94,516	13,984
Depreciation & Amortization	716	1,334	1,432	2,669

Total expenses	63,883	9,639	95,948	16,653

Net operating income	(24,949)	(5,499)	(39,988)	(10,951)

OTHER INCOME/EXPENSE
Other income	16	—	16	—
Interest expense	15,471	15,471	30,942	30,942

Net other income/expense	(15,455)	(15,471)	(30,926)	(30,942)

Net income before taxes	(40,404)	(20,970)	(70,914)	(41,893)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(40,404)	$(20,970)	$(70,914)	$(41,893)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,519,543	5,090,127	5,519,543	5,090,127

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period Ended June 30, 2007

					Deficit
		Common Stock			Accumulated
				Additional	During the
	Date of	Number	Par	Paid-in	Development
	Transaction	of Shares	Value	Capital	Stage	Total

Balance, December 31, 2006		7,258,704	$72,587	$1,303,145	$(2,353,344)	$(914,469)
Dividends paid on stock
Stock-based compensation
Net income/(loss) for 2007					(70,914)	(70,914)

Balance June 30, 2007		7,258,704	$72,587	$1,303,145	$(2,424,258)	$(985,383)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(8,157)	$(7,009)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	—	—
Change in other operating assets and liabilities
Accounts payable and accrued expenses	25,000	—
Interest payable	30,942	—

Net cash flows used in operating activities	47,785	(7,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	—	(4,291)

Net cash flows used in investing activities	—	(4,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Interest paid on stockholder note	—	(6,000)

	—	(6,000)

Net increase (decrease) in cash	47,785	(17,300)

Cash and cash equivalents, beginning of period	10,319	36,178

Cash and cash equivalents, end of period	$58,104	$18,878

Supplemental Disclosure
Interest	$—	$6,000

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007

NOTE 1        ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, the Company elected to change its name to First Transaction Management to more directly reflect its business interests in web based promotion and transaction processing management services. Effective, December 31, 2004, the Company discontinued its business efforts and is currently seeking new economic opportunities, including a merger transaction.

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash balances regularly fall under the federally insured limit covered by the Federal Deposit Insurance Corporation (FDIC) as of June 30, 2007.

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

Amortization is recorded using the straight-line method over the estimated useful lives of the assets that do not exceed ten years. The Company periodically reviews intangible assets to assess recoverability. Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

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

The weighted average number of shares outstanding for the fiscal years ended June 30, 2007 is as follows:

June 30, 2007	5,519,543

Stock based compensation

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company’s stock. Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan. No stock options were issued under this plan. As of June 30, 2007 all stock options issued to former employees, consultants and directors have expired.

The following is a summary of stock option plan activity from inception to June 30, 2007:

		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 1999	19,000	$.30
Granted during 2000	395,000	$1.05
Exercised during 2000	0
Forfeited during 2000	55,000

Outstanding at December 31, 2000	469,000	$.95
Granted during 2001	210,000	$1.51
Exercised during 2001	0
Forfeited during 2001	110,000

Outstanding at December 31, 2001	569,000	$1.21
Granted during 2002	25,000	$1.50
Exercised during 2002	0
Forfeited during 2002	49,000

Outstanding at December 31, 2002	545,000	$1.20
Granted during 2003	0
Exercised during 2003	0
Forfeited during 2003	0

Outstanding at December 31, 2003	545,000	$1.20
Granted during 2004	0
Exercised during 2004	0
Forfeited during 2004	15,000

Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000

Outstanding at December 31, 2005	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000

Outstanding at December 31, 2006	0	—

Outstanding at June 30th, 2007	0	—

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income Taxes

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at June 30, 2007.

Comprehensive income

The Company had no elements of comprehensive income for the period ended June 30, 2007. Further, there are no other new financial accounting standards that would have an effect on these financial statements.

NOTE 3        CAPITAL STRUCTURE

At June 30, 2007, the Company had 7,258,704 shares of common stock, par value $.01 per share, issued and outstanding, 71.3% of which were held by the Company’s CEO and the remainder by approximately 130 other parties. Common shares are voting and dividends are paid at the discretion of the Board of Directors. The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares have been issued as of June 30, 2007.

NOTE 4        WARRANTS

Pursuant to a private placement, the Company issued, in the aggregate, warrants to purchase 375,000 shares of the Company’s common stock at $1.50 per share. The warrants expire 5 years from the date the Company’s common stock begins trading on an exchange. No warrants have been exercised from the date of grant. The Company’s CEO received warrants to purchase 100,000 shares pursuant to an investment in the private placement.

NOTE 5        WRITE OFF OF INTANGIBLE ASSETS

From inception to June 30, 2007, the Company wrote off an aggregate $146,983 of intangible assets related to its web based promotion distribution and transaction processing services.

NOTE 6        GOING CONCERN

As shown in the financial statements, the Company incurred a net loss since inception of $2,424,258. This result raises concerns about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

NOTE 7        INCOME TAXES

There was no provision for federal, or state and local income taxes as the Company has sustained losses. As of June 30, 2007, the Company had accumulated approximately $2.2 million of net operating loss carry forwards for federal income tax purposes, which begin to expire in 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The difference between the tax loss carry forward and the Company’s financial statement losses is due to differences in amortization rates on intangible assets and certain accrued expenses which are deductible for income tax purposes only when paid.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carry forwards can be utilized. Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at December 31, 2006.

Deferred tax asset as of December 31, 2006:
Net operating loss carryforwards	$2,263,098

Total deferred tax asset	769,453
Valuation allowance	(769,453)

Net deferred tax asset	$—

NOTE 8        RELATED PARTY TRANSACTIONS

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at 8 percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all of the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $.08 per share. From inception through June 30, 2007, the lender advanced $1,248,541 of which $475,000 of this amount had been converted into common stock equity.

As of September 14, 2007, warrants to purchase a total of 270,000 shares have been provided to the officer and director, pursuant to the loan agreement terms. All lender warrants have expired, and the outstanding balance of the note payable is $773,541.

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

Overview

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 to develop certain consumer products and web based promotion and transaction processing management services. Effective December 31, 2004, the Company discontinued its business efforts related to web based promotion management services and is currently seeking new economic opportunities, including a merger transaction. From 2002 to 2006, the Company generated ancillary revenues from general business consulting services to support its nominal operations. These consulting services have been unrelated to the Company’s prior interests in promotion management services. The Company does not have any contractual commitments to provide business management consulting services to any customer. In addition, the Company has devoted its efforts to seek other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination. There is no assurance that the Company will be able to secure additional customers for its ancillary consulting services to generate interim working capital to support the Company’s efforts to identify new economic opportunities for the Company.

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has a net operating losses carry forward of approximately $2.1 million at December 31, 2006, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Results of Operations

Comparison of the Three Month Fiscal Period Ended June 30, 2007 to the Three Month Fiscal Period Ended June 30, 2006

Revenues from consulting services in the fiscal quarter ended June 30, 2007 (the “2007 Second Quarter”) were $38,934, as compared to $4,140 in the fiscal quarter ended June 30, 2006 (the “2006 Second Quarter”), representing a 840% increase. This increase is attributable to more consulting client service activity in the 2007 Second Quarter. Total operating expenses before depreciation and amortization increased from $8,305 for the 2006 Second Quarter to $63,167 for the 2007 Second Quarter, representing a 661% increase. The primary reason for such increase in operating expenses is the addition of $60,000 in accrued legal fees. Depreciation and amortization decreased from $1,334 in the 2006 Second Quarter to $716 in the 2007 Second Quarter, representing a 46% decrease. The Company’s operating loss increased from $5,499 in the 2006 Second Quarter to an operating loss of $24,949 in the 2007 Second Quarter, representing a 354% increase. This increase in operating loss is primarily attributable to increased professional fees. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and sole director and officer during 2000 to 2002 for each of the 2007 Second Quarter and the 2006 Second Quarter was $15,471. The Company earned $16 in interest income for the 2007 Second Quarter.

As a result of the foregoing, the Company generated a net loss of $40,404 for the 2007 Second Quarter, as compared to a net loss of $20,970 for the 2006 Second Quarter, representing a 93% increase. The weighted net loss per share for the 2007 Second Quarter was $.01, as compared to a weighted net loss per share that was not material for Fiscal 2006.

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting the Company’s future financial performance. All of the Company’s revenues in the 2007 Second Quarter and the 2006 Second Quarter were generated from providing ancillary consulting services. The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts. Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services are generally beyond the Company’s control. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Six Month Period Ended June 30, 2007 to the Six Month Period Ended June 30, 2006

Revenues from consulting services in the six month period ended June 30, 2007 (the “2007 Period”) were $55,960, as compared to $5,702 in the six month period ended June 30, 2006 (the “2006 Period”), representing an 881% increase. This increase is attributable to more consulting client service activity in the 2007 Period. Total operating expenses before depreciation and amortization increased from $13,984 for the 2006 Period to $94,516 for the 2007 Period, representing a 576% increase. The primary reason for the increase in operating expenses is the addition of $25,000 in accrued accounting and audit fees and $60,000 in accrued legal fees. Depreciation and amortization decreased from $2,669 in the 2007 Period to $1,432 in the 2006 Period, representing a 46% decrease. The Company’s operating loss increased from $10,951 in the 2006 Period to an operating loss of $39,988 in the 2007 Period, representing a 265% increase. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and current sole director and officer during 2000 to 2002 for each of the 2007 Period and the 2006 Period was $30,942. The Company earned $16 in interest income during the 2007 Period.

As a result of the foregoing, the Company generated a net loss of $70,914 for the 2007 Period, as compared to a net loss of $41,893 for the 2006 Period, representing a 69% increase. The weighted net loss per share for the 2007 Period and the 2006 Period was $.01.

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

The Company had $58,103 in cash and cash equivalents at June 30, 2007 and $11,644 at December 31, 2006. The Company had current liabilities of $95,000 in accrued professional fees and $245,245 in accrued interest payable at June 30, 2007; $10,000 in accrued professional fees and $214,303 in accrued interest payable at December 31, 2006. The Company had total assets, including intangible assets, of $64,575 at June 30, 2007 and $20,232 at December 31, 2006. Long-term liabilities on each of such dates were $773,541, representing the loan to the Company from its controlling shareholder and current sole officer and director. This loan continues to accrue interest at the rate of 8% per annum.

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

At June 30, 2007, the Company had a stockholders’ deficiency of $2,424,258 and a working capital deficit of $282,142 for the 2007 Period. At December 31, 2006, the Company had a stockholders’ deficiency of $2,353,344 and a working capital deficit of $212,659 for the fiscal year ended December 31, 2006. Further, the Company has a history of generating net income losses. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

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