Form 10QSB
period 2007-09-30
FIRST TRANSACTION MANAGEMENT INC
filed 2007-10-29
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to _________________

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☒	NO ☐

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of October 22, 2007 the Registrant had 7,258,704 shares of common stock outstanding.

Transitional Small business Disclosure Format (Check one): YES ☐           NO ☒

FIRST TRANSACTION MANAGEMENT, INC.
FORM 10-QSB
For the quarterly period ended September 30, 2007

Item 1. Financial Statements

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	September 30, 2007 Unaudited	December 31, 2006 Audited

ASSETS
Current Assets
Cash	$143,672	$11,644

Total current assets	143,672	11,644

Long Term Assets
Intangible & other assets, net	6,440	8,588

TOTAL ASSETS	$150,112	$20,232

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$59,565	$10,000
Interest payable	232,271	214,303

Total current liabilities	291,836	224,303

Long Term Liabilities
Loan payable - stockholder	773,541	773,541

Total liabilities	1,065,377	997,844

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value .01	72,587	72,587
Additional paid in capital	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,290,997)	(2,353,344)

Total equity	(915,265)	(977,612)

TOTAL LIABILITIES & EQUITY	$150,112	$20,232

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Three Months Ended September 30, Unaudited		For the Nine Months Ended September 30, Unaudited

	2007	2006	2007	2006

INCOME
Fees - consulting	$173,361	$390	$229,321	$5,702

Total income	173,361	390	229,321	5,702

EXPENSES
Operating expense	23,320	4,316	118,519	13,984
Depreciation & Amortization	716	1,334	2,148	2,669

Total expenses	24,036	5,650	120,667	16,653

Net operating income	149,325	(5,260)	108,654	(10,951)

OTHER INCOME/EXPENSE
Other income	91	—	106	—
Interest expense	15,471	15,471	46,413	46,413

Net other income/expense	(15,380)	(15,471)	(46,307)	(46,413)

Net income before taxes	133,945	(20,731)	62,347	(57,364)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$133,945	$(20,731)	$62,347	$(57,364)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,747,695	5,161,305	5,747,695	5,090,127

AVERAGE GAIN (LOSS) PER COMMON SHARE	$0.02	$(0.00)	$0.01	$(0.01)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period Ended June 30, 2007

				Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Date of Transaction
		Common Stock

		Number of Shares	Par Value			Total

Balance, December 31, 2006		7,258,704	$72,587	$1,303,145	$(2,353,344)	$(914,469)
Dividends paid on stock
Stock-based compensation
Net income/(loss) for 2007					62,347	62,347

Balance September 30, 2007		7,258,704	$72,587	$1,303,145	$(2,290,997)	$(852,122)

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, Unaudited

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$62,347	(20,731)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	2,148	1,334
Change in other operating assets and liabilities
Accounts payable and accrued expenses	67,533	(29,163)

Net cash flows used in operating activities	132,028	(48,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	—	(3,984)

Net cash flows used in investing activities	—	(3,984)

CASH FLOWS FROM FINANCING ACTIVITIES
None	—	—

	—	—

Net increase (decrease) in cash	132,028	(52,544)

Cash and cash equivalents, beginning of period	11,344	37,539

Cash and cash equivalents, end of period	$143,372	$(15,005)

Supplemental Disclosure
Interest	$28,444	$6,000

See Notes to Financial Statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007

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

Cash

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash balances regularly fall under the federally insured limit covered by the Federal Deposit Insurance Corporation (FDIC) as of September 30, 2007.

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

The weighted average number of shares outstanding for the quarter ended September 30, 2007 is as follows:

September 30, 2007	5,747,695

Stock based compensation

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company’s stock. Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan. No stock options were issued under this plan. As of September 30, 2007 all stock options issued to former employees, consultants and directors have expired.

The following is a summary of stock option plan activity from inception to September 30, 2007:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 1999	19,000	$.30
Granted during 2000	395,000	$1.05
Exercised during 2000	0
Forfeited during 2000	55,000

Outstanding at December 31, 2000	469,000	$.95
Granted during 2001	210,000	$1.51
Exercised during 2001	0
Forfeited during 2001	110,000

Outstanding at December 31, 2001	569,000	$1.21
Granted during 2002	25,000	$1.50
Exercised during 2002	0
Forfeited during 2002	49,000

Outstanding at December 31, 2002	545,000	$1.20
Granted during 2003	0
Exercised during 2003	0
Forfeited during 2003	0

Outstanding at December 31, 2003	545,000	$1.20
Granted during 2004	0
Exercised during 2004	0
Forfeited during 2004	15,000

Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000

Outstanding at December 31, 2005	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000

Outstanding at December 31, 2006	0	—

Outstanding at September 30th, 2007	0	—

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income Taxes

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at September 30, 2007.

Comprehensive income

The Company had no elements of comprehensive income for the period ended September 30, 2007. Further, there are no other new financial accounting standards that would have an effect on these financial statements.

NOTE 3	CAPITAL STRUCTURE

At September 30, 2007, the Company had 7,258,704 shares of common stock, par value $.01 per share, issued and outstanding, 71.3% of which were held by the Company’s CEO and the remainder by approximately 130 other parties. Common shares are voting and dividends are paid at the discretion of the Board of Directors. The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares have been issued as of September 30, 2007.

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

From inception to September 30, 2007, the Company wrote off an aggregate $146,983 of intangible assets related to its web based promotion distribution and transaction processing services.

NOTE 6	GOING CONCERN

As shown in the financial statements, the Company incurred a net loss since inception of $2,290,997. This result raises concerns about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

NOTE 7	INCOME TAXES

There was no provision for federal, or state and local income taxes as the Company has sustained losses. As of September 30, 2007, the Company had accumulated approximately $2.2 million of net operating loss carry forwards for federal income tax purposes, which begin to expire in 2019.

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

Deferred tax asset as of December 31, 2006:
Net operating loss carry forwards	$2,263,098

Total deferred tax asset	769,453
Valuation allowance	(769,453)

Net deferred tax asset	$—

NOTE 10	RELATED PARTY TRANSACTIONS

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at 8 percent per annum on the loan balance. The note and accompanying security agreement provide a first lien over all of the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $.08 per share. From inception through September 30, 2007, the lender advanced $1,248,541 of which $475,000 of this amount had been converted into common stock equity.

As of October 22, 2007, warrants to purchase a total of 270,000 shares of common stock have been provided to the officer and director pursuant to the loan agreement terms. All lender warrants have expired, and the outstanding balance of the note payable is $773,541.

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

Overview

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999, to develop certain consumer products and web based promotion and transaction processing management services. Effective December 31, 2004, the Company discontinued its business efforts related to web based promotion management services and is currently seeking new economic opportunities, including a merger transaction. From 2002 to present, the Company generated ancillary revenues from general business consulting services to support its nominal operations. These consulting services have been unrelated to the Company’s prior interests in promotion management services. The Company does not have any contractual commitments to provide business management consulting services to any customer. In addition, the Company has devoted its efforts to seeking other economic opportunities, including, but not limited to, the possibility of acquiring a new line of business through a business combination. There is no assurance that the Company will be able to secure additional customers for its ancillary consulting services to generate interim working capital to support the Company’s efforts to identify new economic opportunities for the Company.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenues and expenses during the reporting periods. The Company evaluates its estimates and judgments on an ongoing basis. The Company bases its estimates on historical experience and on various other factors it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Three Month Fiscal Period Ended September 30, 2007 to the Three Month Fiscal Period Ended September 30, 2006

Revenues from consulting services in the fiscal quarter ended September 30, 2007 (the “2007 Third Quarter”) were $173,361, as compared to $390 in the fiscal quarter ended September 30, 2006 (the “2006 Third Quarter”). This increase is attributable to more consulting client service activity in the 2007 Third Quarter. Total operating expenses before depreciation and amortization increased from $4,316 for the 2006 Third Quarter to $23,320 for the 2007 Third Quarter, representing a 540% increase. The primary reason for such increase in operating expenses is the higher costs associated with increased consulting activity. Depreciation and amortization decreased from $1,334 in the 2006 Third Quarter to $716 in the 2007 Third Quarter, representing a 46% decrease. The Company’s operating results improved from a loss of $5,260 in the 2006 Third Quarter to an operating profit of $149,325 in the 2007 Third Quarter. This improvement is primarily attributable to increased consulting fees. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and sole director and officer during 2000 to 2002 for each of the 2007 Second Quarter and the 2006 Third Quarter was $15,471. The Company earned $91 in interest income for the 2007 Third Quarter.

As a result of the foregoing, the Company generated net income of $133,945 for the 2007 Third Quarter, as compared to a net loss of $20,731 for the 2006 Third Quarter. The weighted net loss per share for the 2007 Third Quarter was not material as compared to a weighted net income per share of $.02.

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting the Company’s future financial performance. All of the Company’s revenues in the 2007 Third Quarter and the 2006 Third Quarter were generated from providing ancillary consulting services. The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts. Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services are generally beyond the Company’s control. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Nine Month Period Ended September 30, 2007 to the Nine Month Period Ended September 30, 2006

Revenues from consulting services in the nine month period ended September 30, 2007 (the “2007 Period”) were $229,321, as compared to $5,702 in the nine month period ended September 30, 2006 (the “2006 Period”), representing an 3,922% increase. This increase is attributable to more consulting client service activity in the 2007 Period. Total operating expenses before depreciation and amortization increased from $13,984 for the 2006 Period to $118,519 for the 2007 Period, representing a 748% increase. The primary reason for the increase in operating expenses was audit and accounting related expenses and $60,000 in accrued legal fees. Depreciation and amortization decreased from $2,669 in the 2007 Period to $2,148 in the 2006 Period, representing a 20% decrease. The Company’s operating results improved from an operating loss of $10,951 in the 2006 Period to generating operating income of $108,654 in the 2007 Period. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and current sole director and officer during 2000 to 2002 for each of the 2007 Period and the 2006 Period was $46,413. The Company earned $106 in interest income during the 2007 Period.

As a result of the foregoing, the Company generated net income of $62,347 for the 2007 Period, as compared to a net loss of $57,364 for the 2006 Period. The weighted net loss per share for the 2006 Period was $.01. The weighted net income per share for the 2007 Period was $.01.

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

The Company had $143,672 in cash and cash equivalents at September 30, 2007 and $11,644 at December 31, 2006. The Company had current liabilities of $59,565 in accrued professional fees and $232,271 in accrued interest payable at September 30, 2007; $10,000 in accrued professional fees and $214,303 in accrued interest payable at December 31, 2006. The Company had total assets, including intangible assets, of $150,112 at September 30, 2007 and $20,232 at December 31, 2006. Long-term liabilities on each of such dates were $773,541, representing the loan to the Company from its controlling shareholder and current sole officer and director. This loan continues to accrue interest at the rate of 8% per annum.

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

At September 30, 2007, the Company had a stockholders’ deficiency of $2,290,997 and a working capital deficit of $148,164. At December 31, 2006, the Company had a stockholders’ deficiency of $2,353,344 and a working capital deficit of $212,659.Further, the Company has a history of generating net income losses. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

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

          None.

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

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

FIRST TRANSACTION MANAGEMENT, INC.

By:	/s/ Susan Schreter

Susan Schreter, Chief Executive Officer,
Chief Financial Officer and President

Dated: October 25, 2007