Form 10KSB
period 2007-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2008-02-04
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $230,589.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no public trading market for the Registrant’s common stock, although such stock was cleared for an unpriced quotation on the OTC Bulletin Board on January 18, 2008. Therefore, no estimate of the aggregate market value of the voting and non-voting common equity held by non-affiliates may be made.

State the number of shares outstanding of each of the issuer’s classes of common equity: As of January 28, 2008, there were 7,258,704 shares of common stock, par value $.01 per share, outstanding.

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

HISTORICAL

We were incorporated as a wholly owned subsidiary of Caring Products International, Inc. On December 23, 1999, Caring Products International, Inc. spun-off all of our stock pro rata to its then shareholders. The Company has had limited operations to date and is in the development stage. The Company was organized to commercialize certain products and services which either (i) are sold through chain retail stores; (ii) serve manufacturers which sell products through chain retail stores, or (iii) assist chain retailers in the management and administration of certain retail and product promotion programs. In 2001, the Company changed its name to First Transaction Management, Inc. to reflect the Company’s initial focus on developing web-based promotion management and automated promotion transaction processing services to consumer product manufacturers and large retailers.

To support service development, the Company completed a private placement in late 2000 of 375,000 units, each unit consisting of one share of our common stock and a warrant exercisable for five years from the date of first trading of our common stock on a public exchange to purchase one share of our common stock at $1.50 per share. The Company’s common stock became eligible for an unpriced quotation on the OTC Bulletin Board on January 18, 2008. The expiration date of the private placement warrants is January 18, 2013. The private placement resulted in gross proceeds to the Company of $375,000, of which $100,000 was invested by the Company’s current sole director and executive officer, Susan Schreter.

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

Due to the post dot.com era change in investor sentiment for development stage web-based service businesses, the Company closed its administrative offices in December 2002. Since 2002, the Company has from time to time generated ancillary revenues from various business consulting services.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long term growth potential through the acquisition of or merger with a target company or business seeking the perceived advantages of being a publicly-held corporation, rather than immediate, short-term earnings. The Company will not restrict its potential candidate target company to any specific business, industry or geographical location and, thus, may acquire or merge with any type of business. Currently, the Company is not in any merger or acquisition discussions with any business entity.

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

EMPLOYEES

The Company does not currently have any full time or part-time employees other than its sole officer and director, Susan Schreter, who serves in such capacities without compensation. The Company’s success will largely depend upon the decisions made by Ms. Schreter, who devotes approximately 10% of her business time to the Company’s affairs.

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

Risks Relating to Our Operations

We May Be Unable To Raise Sufficient Capital To Successfully Operate Or Carry Out Our Business Plan.

Our current business operations require expenditures to support ancillary consulting services and continuing as a reporting company. Susan Schreter, our controlling shareholder and sole officer and director, has been providing equity and debt financing to the Company since 2000 and is owed approximately $773,541 and approximately $242,741 in accrued but unpaid interest which is earned at the rate of 8% per annum. If we cannot obtain additional capital, whether from Ms. Schreter or elsewhere, we may have to delay potential mergers, acquisitions or development expenditures that can be expected to harm our competitive growth potential.

The SEC recently promulgated regulations that impose certain restrictions upon the resale of unregistered (restricted) securities issued by companies that are or have been a shell company. Such regulations become effective February 15, 2008, and may have a negative impact on the Company’s ability to secure additional capital.

We cannot be sure that we will be able to secure additional financing on acceptable terms. Any failure to obtain such financing, or obtaining financing on terms not favorable to us, can be expected to have a material adverse effect on our future business prospects.

We Have Sustained Net Losses In Most Years Since Inception And May Never Become Consistently Profitable.

We have sustained losses in most years since inception. These losses were attributable to our lack of a consistent, revenue-producing operating business and our inability to obtain adequate financing to develop our core business and maintain the Company as a reporting company.

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

Ms. Schreter devotes approximately 10% of her business time to the affairs of the Company. A significant portion of the balance of her time is spent acting as an independent business consultant. From time to time Ms. Schreter has referred to the Company opportunities that arose in her individual capacity but she has no agreement with the Company that requires her to do so.

We May Make Acquisitions, Business Combinations Or Strategic Investments In One Or More Companies In The Future And Such Transactions May Result In Dilutive Issuances Of Equity Securities, Use Of Our Cash Resources, And Incurrence Of Debt And Amortization Of Expenses Related to Intangible Assets.

Any merger, acquisition, strategic investment or other form of business combination by us will likely involve a number of risks, including :

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

If We Incur Indebtedness, We May Become Too Highly Leveraged And Would Be In Risk of Default.

The Company currently owes a total of $1,016,282 (including accrued but unpaid interest of $242,741) to Susan Schreter, our controlling shareholder and sole officer and director. If we incur indebtedness to unrelated parties whether through a merger, acquisition or otherwise, we may become too highly leveraged and would be in risk of default. There is no contractual or regulatory limit to the amount of debt we can take on. Any debt incurred by the Company could adversely affect our ability to meet our obligations and we would then be in risk of default, which could have a material adverse effect on our financial condition, results of operations, business prospects and long term future viability.

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

Risks Relating to Our Securities

Because One Shareholder Owns a Large Percentage of Our Voting Stock, Other Shareholders’ Voting Power May be Limited.

As of January 28, 2008, Susan Schreter, our sole officer and director, beneficially owned or controlled approximately 74% (including shares issuable upon exercise of warrants owned be her). Accordingly, Ms. Schreter has the ability to control matters submitted to our shareholders for approval, including the election and removal of directors and the approval of any merger or consolidation. As a result, other shareholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of Ms. Schreter could preclude any unsolicited acquisition of us, and consequently materially adversely affect the value of our common stock. Ms. Schreter may make decisions that are adverse to your interests.

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

No Active Trading Market Currently Exists For Our Securities And None May Ever Develop Or Be Maintained.

The Company’s common stock became eligible for an unpriced quotation on the OTC Bulletin Board on January 18, 2008 under the symbol “FTMG.” There can be no assurance that a priced quotation will be entered. Even if entered, there can be no assurance that an active trading market in our securities will develop, and, if developed, maintained. Furthermore, if a price is entered less than $5.00 per share, then our common stock would be subject to the “penny stock” regulations adopted by the SEC that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse).

The OTC Bulletin Board is an unorganized, inter-dealer, over the counter market that provides significantly less liquidity that The Nasdaq Stock Market, and quotes for stocks included on the OTC Bulletin are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. Accordingly, if a price is quoted for our securities, such price may be expected to be subject to significant fluctuations in response to various factors, including general economic and market conditions and perceived value of shell corporations.

Based on the foregoing, for the foreseeable future shareholders are likely to experience illiquidity and may be required to hold our securities for an indefinite period of time.

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

ITEM 2. PROPERTY.

Since January, 2003, the Company has operated from an office in Seattle, Washington, provided at no charge by the Company’s sole officer and director and principal shareholder, Susan Schreter.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, there are no pending legal proceedings to which the Company is a party or to which any of its properties is the subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of its security holders during the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There has been no public market for the Company’s common stock. On January 18, 2008, the Company’s common stock was cleared for unpriced quotation on the OTC Bulletin Board under the symbol “FTMG.” To date, no priced quotation has been entered.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), except as previously included in a quarterly report on Form 10-QSB or a Current Report on Form 8-K.

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

From 2002 to 2007, the Company generated ancillary revenues from general business consulting services to support its nominal operations. These consulting services have been unrelated to the Company’s prior interests in promotion management services for consumer product manufacturers and chain retailers. The Company is not under any service contracts to provide business management consulting services to any customer. In addition, the Company has devoted its efforts to seek other economic opportunities, including but not limited to, the possibility of acquiring a new line of business through a business combination. There is no assurance that the Company will be able to secure additional customers for its ancillary consulting services to generate interim working capital to support the Company’s efforts to identify new economic opportunities for the Company.

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

Recovery of Long-Lived Assets (other than goodwill)

In accordance with Statement of Financial Accounting Standards (SFAS) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews these types of assets for impairment whenever events or circumstances indicate that carrying amount may not be recoverable over the remaining life of the assets or assets group. In order to determine if the asset or asset group is recoverable, the Company determines if the expected future cash flows directly related to the asset or asset group are less than the carrying amount of the asset or asset group. If so, the Company then determines if the carrying amount of the asset or asset group exceeds its fair value. The Company determines fair value using estimated discounted cash flows. On December 31, 2002, the Company discontinued its operations on all revenue producing activities, which created a “triggering event” for a review of its long-lived assets. As a result of this review, the Company wrote off $13,049 and $133,934 at December 31, 2003 and December 31, 2004, respectively.

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has a net operating loss carryforward of approximately $2.1 million at December 31, 2007, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Results of Operations

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations is meaningful in predicting the Company’s future financial performance. All of the Company’s revenues in Fiscal 2007, Fiscal 2006 and Fiscal 2005 were generated from providing ancillary consulting services. The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts. Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services is generally beyond the Company’s control. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Fiscal Year Ended December 31, 2007 to the Fiscal Year Ended December 31, 2006

Revenues from consulting services in the fiscal year ended December 31, 2007 (“Fiscal 2007”) were $230,589 as compared to $6,483 in the fiscal year ended December 31, 2006 (“Fiscal 2006”), representing a 3,457% increase. This increase reflected an increase in client service activity in Fiscal 2007. Total operating expenses before depreciation and amortization increased from $31,091 for Fiscal 2006 to $132,004 during Fiscal 2007, representing a 325% increase. This increase reflected increased costs associated with increased client service activity plus higher administrative and accounting costs related to recent public company filings. Amortization increased from $5,337 in Fiscal 2006 to $8,588 in Fiscal 2007, representing a 61% increase. Operating income improved from an operating loss of $29,946 in Fiscal 2006 to operating income of $89,997 in Fiscal 2007. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and sole director and officer during Fiscal 2006 and Fiscal 2007 were $61,844 and $61,882, respectively.

As a result of the foregoing, the Company generated net income of $28,115 in Fiscal 2007 as compared to a net loss of $91,829 for Fiscal 2006. The weighted net loss per share for Fiscal 2006 was $.02 as compared to the weighted net income per share that was not meaningful for Fiscal 2007. For the reasons stated above, the Company’s believes that its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year and that comparisons of its historical results of operations on a quarter to quarter or fiscal year to fiscal year basis is not meaningful or indicative of its future financial performance.

Liquidity, Capital Resources and Going Concern

As of December 31, 2007, the Company had 1,000,000 authorized but unissued shares of preferred stock and 15,000,000 authorized shares of common stock, with 7,258,704 shares of common stock outstanding. The Company’s Board of Directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions, as well as the authority to fix the rights, privileges and preferences of the preferred stock.

Since inception of the Company, it has been primarily funded through loans provided by our controlling shareholder and current sole officer and director, equity investments by her, a nominal private placement, the initial capitalization provided at the time of spin off from its then parent in 1999, and nominal cash flows provided by limited engagement consulting activities. These funding sources became inadequate for the Company to support its initial business plan in web based promotion services. As of December 31, 2007, the outstanding balance of the loan provided by the controlling shareholder and current sole officer and director was $773,541 and continues to accrue interest at the rate of 8% per annum. During Fiscal 2007, the Company paid $33,444 in interest on this loan.

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

At December 31, 2007, the Company had approximately $121,785 in cash and cash equivalents. The Company had current liabilities of $55,000 in accrued expenses and $242,741 in accrued interest payable at December 31, 2007. The Company had total assets of $121,785 at December 31, 2007 and long term liabilities on such date of $773,541 representing the loan to the Company from its controlling shareholder and sole officer and director.

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

At December 31, 2007, the Company had a stockholders’ deficiency of $2,325,229 and a working capital deficit of $175,956. Despite the Company’s generation of nominal net income of $28,115 in Fiscal 2007, the Company has a history of generating net income losses. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

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

First Transaction Management, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Form 10-KSB for the period ended December 31, 2009.

ITEM 8B. OTHER INFORMATION

None

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT OF THE REGISTRANT.

Our executive officers and directors are identified in the table below:

NAME	AGE	POSITION

Susan Schreter	46	Chairman and CEO

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

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company’s fiscal years ended December 31, 2007, and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company’s fiscal year ended December 31, 2007, it has been determined that no Reporting Persons were delinquent with respect to such person’s reporting obligations set forth in Section 16(a) of the Exchange Act.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

No annualized compensation was paid to our named executive officer at the end of the fiscal years ended December 31, 2007, 2006 and 2005. The individual we refer to as our “named executive officer” is Susan Schreter, our sole executive officer during the relevant periods.

Narrative Disclosure to Summary Compensation Table

On January 11, 2001 we entered into an employment contract with our Chief Executive Officer, Susan Schreter, that provided for an annual base salary of $150,000 plus a bonus to be determined by the Board of Directors. As part of the compensation agreement, Ms. Schreter was granted an option exercisable for a five year period to purchase 100,000 shares of our common stock at a price of $.65 per share. The option expired unexercised on December 4, 2005. Effective December 31, 2002, the employment agreement was terminated due to lack of funds. During the period of the contract, Ms. Schreter’s salary was accrued but unpaid.

Outstanding Equity Awards

No equity awards were provided to officers or directors during the fiscal years ended December 31, 2005 to December 31, 2007.

Outstanding Equity Awards Narrative Disclosure

No equity awards were provided to officers or directors during the fiscal years ended December 31, 2005 to December 31, 2007.

Incentive Program. No equity awards were provided to officers or directors during the fiscal years ended December 31, 2005 to December 31, 2007.

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

The total number of shares of the Company’s common stock that may be issued under the Program upon the exercise of all options granted under the Program or the satisfaction by all recipients of all conditions necessary for the receipt of restricted stock awards and/or unrestricted stock awards may not exceed 1,000,000 shares of the Company’s common stock. At December 31, 2007, there were no awards issued or outstanding under the Program.

During 2001, the Company’s Board of Directors approved the adoption of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock is available for issuance under the plan. No stock options have ever been issued under this plan.

Compensation of Directors Summary Table

For the fiscal periods ended December 31, 2005 to 2007, the amounts required to be calculated as pro forma amounts under the Statement of Financial Accounting Standards No. 123 or as compensation expense as revised by FAS 123R are not applicable to the financial statements.

Name and principal position	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Susan Schreter
Director
	2007	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each director, nominee and executive officer of the Company; and (iii) all officer and directors as a group.

Name	Amount and Nature of Beneficial Ownership		Percentage of Class

Susan Schreter	5,355,947	(1)	74%
All directors and officers as a group (1 individual)	5,355,947	(1)	74%

(1)	Includes 100,000 shares of common stock issuable upon exercise of warrants at $1.50 per share. These warrants expire on January 23, 2013.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, no transactions have occurred since the beginning of the Company’s last three fiscal years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of our securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description	Reference

3.1	Certificate of Incorporation of Registrant	*

3.2	Certificate of Amendment to Certificate of Incorporation of Registrant	*

3.3	Certificate of Amendment to Certificate of Incorporation of Registrant	**

3.4	By-laws of Registrant	*

4.1	1999 Incentive Program of Registrant	***

10.1	Assignment of Intellectual Property dated June 30, 1999 by and between Registrant and Caring Products International, Inc.	*

10.3	License Agreement dated as of June 30, 1999 by and between the Registrant and Caring Products International, Inc.	*

10.4	Secured Promissory Note, dated July 12, 2000, issued by the Registrant to Susan Schreter	**

10.5	Security Agreement, dated as of July 12, 2000, between the Registrant and Susan Schreter	**

10.6	Assignment and Purchase of Intellectual Property Agreement, dated as of April 9, 2001, between the Registrant and Susan Schreter	**

10.7	Employment Agreement, dated September 2, 1999, between the Registrant and Susan Schreter	**

31.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002	****

32.1	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350	****

*	Incorporated by reference to Registrant’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 13, 1999.
**	Incorporated by reference to Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on August 24, 2007
***	Incorporated by reference to Registrant’s Amendment No.1 to Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on November 24, 1999.
****	Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

The aggregate fees billed for each of Fiscal 2007 and Fiscal 2006 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB, if any, or services that are normally provided by the accountant in connection with statutory and regulatory filings or arrangements for those fiscal years was $10,000 and $35,000, respectively. There were no audit fees billed for Fiscal 2005.

(b) Audit-Related Fees

There were no aggregate fees billed in the fiscal years ended 2006 and 2005 for assurance and related services by the principal accountant that were reasonably related to the performance of audit or review of the Company’s financial statements. During the fiscal year ended 2007, the aggregate fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of audit or review of the Company’s financial statements was $5,000.

(c) Tax Fees

The aggregate fees billed in each of Fiscal 2007, Fiscal 2006 and Fiscal 2005 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning was $1,000, $1,000 and $750, respectively.

(d) All Other Fees

No fees were billed in each of fiscal years ended 2007, 2006 and 2005 for products and services provided by the principal accountants.

FIRST TRANSACTION MANAGEMENT, INC.

FINANCIAL STATEMENTS
December 31, 2007

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS
FIRST TRANSACTION MANAGEMENT, INC.

We have audited the accompanying balance sheets of FIRST TRANSACTION MANAGEMENT, INC., (the Company) as of December 31, 2007, and the related statements of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FIRST TRANSACTION MANAGEMENT, INC., as of December 31, 2007, and the results of its operations and its statements of changes in stockholder’s equity and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

COLABELLA & COMPANY, LLP
January 25, 2008

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
BALANCE SHEET

	For the Year Ended December 31,

	2007	2006	2005

ASSETS
Current Assets
Cash	$121,785	$11,644	$37,539

Total current assets	121,785	11,644	37,539

Long Term Assets
Intangible & other assets, net	—	8,588	9,639

TOTAL ASSETS	$121,785	$20,232	$47,178

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$55,000	$10,000	$1,000
Interest payable	242,741	214,303	158,420

Total current liabilities	297,741	224,303	159,420

Long Term Liabilities
Loan payable - stockholder	773,541	773,541	773,541

Total liabilities	1,071,282	997,844	932,961

Equity
Common stock; 15,000,000 shares authorized; 7,258,704 shares issued and outstanding, par value $0.01	72,587	72,587	72,587
Additional paid in capital	1,303,145	1,303,145	1,303,145
Deficit accumulated during the development stage	(2,325,229)	(2,353,344)	(2,261,515)

Total equity	(949,497)	(977,612)	(885,783)

TOTAL LIABILITIES & EQUITY	$121,785	$20,232	$47,178

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,

	2007	2006	2005

INCOME
Fees - consulting	$230,589	$6,483	$141,251

Total income	230,589	6,483	141,251

EXPENSES
Operating expense	132,004	31,091	46,332
Depreciation & Amortization	8,588	5,337	4,349

Total expenses	140,592	36,428	50,681

Net operating income	89,997	(29,945)	90,570

OTHER INCOME/EXPENSE
Interest expense	61,882	61,884	61,884

Net other income/expense	61,882	61,884	61,884

Net income before taxes	28,115	(91,829)	28,686
Provision for income taxes	—	—	—

NET INCOME (LOSS)	$28,115	$(91,829)	$28,686

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,975,847	5,231,539	4,932,221

AVERAGE GAIN (LOSS) PER COMMON SHARE	$0.00	$(0.02)	$0.01

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended

	December 31 2007	December 31 2006	December 31 2005	Cummulative from March 25, 1999 Date of inception to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$28,115	$(91,829)	$28,686	$(2,325,229)
Adjustments to reconcile net loss to net cash flows from operations
Depreciation/amortization	8,588	5,337	4,349	424,160
Change in other operating assets and liabilities
Accounts payable and accrued expenses	45,000	9,000		55,000
Interest payable	28,438	55,883	(48,119)	242,741

Net cash flows used in operating activities	110,141	(21,609)	(15,084)	(1,603,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets and equipment	—	(4,286)	3,012	(904,139)

Net cash flows used in investing activities	—	(4,286)	3,012	(904,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt Conversion to Equity	—	—		(34,264)
Proceeds from the issuance of common stock	—	—	—	792,425
Share issued in lieu of compensation	—	—	—	47,680
Proceeds from stockholder note	—	—	—	1,177,780

	—	—	—	1,983,621

Net increase (decrease) in cash	110,141	(25,895)	(12,072)	(523,846)

Cash and cash equivalents, beginning of period	11,644	37,539	49,611	—

Cash and cash equivalents, end of period	$121,785	$11,644	$37,539	$(523,846)

Supplemental Disclosure
Cash paid for interest	$33,444	$6,000	$110,000	$183,444

No Cash Paid for income taxes	$—	$—	$—	$—

Non-cash flow disclosures:
Common stock issued in lieu of compensation	$—	$—	$—	$47,680

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and December 31, 2006

	Common Stock			Deficit Accumulated During the Development Stage

Date of Transaction	Number of Shares	Par Value	Additional Paid-in Capital		Total

Balance, January 1, 2005	7,258,704	$72,587	$1,303,145	$(2,290,201)	$(914,469)
Net income/(loss) for 2005	—	—	—	28,686	28,686

Balance December 31, 2005	7,258,704	$72,587	$1,303,145	$(2,261,515)	$(885,783)

Balance, January 1, 2006	7,258,704	$72,587	$1,303,145	$(2,261,515)	$(885,783)
Net income/(loss) for 2006				(91,829)	(91,829)

Balance, December 31, 2006	7,258,704	$72,587	$1,303,145	$(2,353,344)	$(977,612)

Balance, January 1, 2007	5,975,847	$72,587	$1,303,145	$(2,353,344)	$(977,612)
Net income/(loss) for 2007	—	—	—	28,115	28,115

Balance, December 31, 2007	5,975,847	$72,587	$1,303,145	$(2,325,229)	$(949,497)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1	ORGANIZATION AND DESCRIPTION OF BUSINESS

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the state of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, the Company elected to change its name to First Transaction Management, Inc. to more directly reflect its business interests in web based promotion and transaction processing management services. The Company ceased active production of certain web-related promotion management services on December 31, 2002 due to lack of funding. Effective December 31, 2004, the Company discontinued its business efforts related to web based promotion management services and is currently seeking new economic opportunities, including a merger transaction. The Company does limited consulting work to cover its ongoing overhead costs.

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

Property, plant and equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives. Expenditures for routine maintenance and repairs are charged to expenses as incurred. Trademarks and copyrights are recorded at cost and are amortized over their legal lives or their estimated useful lives, whichever is shorter, using the straight-line method. They are reviewed annually to assess recoverability; impairment will be recognized in results of operations when intangible assets are deemed unrecoverable. Assets are reviewed annually to determine their estimated remaining useful life. Assets that are considered obsolete are written off.

Capitalization of software

FASB EITF Issue No. 00-2, Accounting for Web Site Development Costs, states that the identification of software needed for a company shall be expensed as incurred. Such software includes web applications needed for the web site’s functionalities, and those required for development purposes. However, if the company chooses to acquire or develop software, AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use allows capitalization. The method of software capitalization depends on the intended use. Costs incurred in the purchasing or development of software can be capitalized unless they are used in research and development and do not have alternative future uses or represent a pilot project. Costs of acquiring or developing software for general web site operations require capitalization of external direct costs of materials and services used in the acquisition or development. Costs of acquired or developed software for the integration of distributed applications into web applications are capitalized. During the 2005 and 2006 period, the Company capitalized certain software development costs in accordance with the aforementioned standards. In 2007, there were no costs to capitalize.

Amortization is recorded using the straight-line method over the estimated useful lives of the assets which do not exceed ten years. The Company periodically reviews intangible assets to assess recoverability. Impairment will be recognized in results of operations when intangible assets are deemed unrecoverable.

Research and development

Research and development costs are expensed during the period incurred, in keeping with Statement of Financial Accounting Standard (SFAS) No. 2, Accounting for Research and Development Costs. There were no research and development costs to capitalize in 2007.

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

The weighted average number of shares outstanding for the fiscal years ended December 31 are as follows:

2005	4,932,221
2006	5,231,539
2007	5,975,847

Stock based compensation

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors, consultants and employees to acquire a maximum of 1,000,000 shares of the Company’s stock. Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan. No stock options were issued during the fiscal years ended December 31, 2005, 2006 or 2007 and all stock options issued to former employees, consultants and directors have expired.

For the periods ended December 31, 2007, the amounts required to be calculated by as pro forma amounts under the Statement of Financial Accounting Standards No. 123 or as compensation expense as revised by FAS 123R are not applicable to these financial statements.

Following is a summary of stock option plan activity for the years ended December 31, 2007 and 2006

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000

Outstanding at Beginning of year	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000
Outstanding at December 31, 2006	0	—
Granted during 2007	0
Exercised during 2007	0
Forfeited during 2007	0
Outstanding at December 31, 2007	0	—

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income Taxes

In keeping with SFAS No. 109, Accounting for Income Taxes, income taxes are accounted for using the asset and liability approach. This requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at December 31, 2005, 2006 or 2007.

Comprehensive income

Reporting comprehensive income falls under SFAS No. 130, Reporting Comprehensive Income. The Company had no elements of comprehensive income for the period ended December 31, 2005, 2006 or 2007. Further, there are no other new financial accounting standards which would have an effect on these financial statements.

NOTE 3	CONCENTRATION OF CREDIT RISK

As of December 31, 2007, cash balances in company bank accounts exceeded the insured limit covered by the Federal Deposit Insurance Corporation (FDIC) by $20,652

NOTE 4	CAPITAL STRUCTURE

At December 31, 2007, 2006 and 2005, the Company had 7,258,704 shares of $.01 par value common stock issued and outstanding, 72.4% of which were held by the Company’s CEO and the remainder by approximately 130 other parties. Common shares are voting and dividends are paid at the discretion of the Board of Directors. The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares have been issued as of December 31, 2007, 2006 and 2005.

NOTE 5	WARRANTS

Pursuant to a private placement, from inception the Company issued, in the aggregate, warrants to purchase 375,000 shares of the Company’s common stock at $1.50 per share. These warrants expire January 18, 2013. No warrants have been exercised from the date of grant. The Company’s CEO received 100,000 warrants pursuant to an investment in the private placement.

NOTE 6	WRITE OFF OF INTANGIBLE ASSETS

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, From inception to 2007, the Company wrote off an aggregate of $146,983 of intangible assets related to its web based promotion distribution and transaction processing services.

NOTE 7	GOING CONCERN

The Company incurred net losses since inception of $2,353,344 and has incurred substantial liabilities in excess of assets. This raises concerns about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities high enough to repay its liabilities and conduct a viable business. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

NOTE 8	INCOME TAXES

SFAS No. 109, Accounting for Income Taxes. As of December 31, 2007, the Company earned $26,982 in income. There is no provision for federal, or state and local income taxes as the Company has sustained losses for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001. As of December 31, 2007, the Company had accumulated approximately $2.1 million of net operating loss carryforwards for federal income tax purposes that begin to expire in 2019. These net operating loss carryforwards will negate any taxes for the income earned in 2007.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carryforwards can be utilized. Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at December 31, 2007.

Deferred tax asset as of December 31, 2007:
Net operating loss carry forwards	$2,077,275

Total deferred tax asset	638,380
Valuation allowance	(638,380)

Net deferred tax asset	$—

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

	2007	2006	2005

Tax at statutory rates	$9,304	$(31,594)	$9,570
Change in valuation allowance	(9,304)	31,594	(9,570)

Income tax expense	$—	$—	$—

NOTE 9	RELATED PARTY TRANSACTIONS

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at 8 percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all of the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or the entire outstanding obligation, plus accrued but unpaid interest into shares of the Company’s common stock at the rate of $.08 per share. From inception through December 31, 2007, the lender advanced $1,248,541 of which $475,000 of this amount had been converted into common stock equity.

Pursuant to a loan agreement with the Company, the officer and director exercised her right in 2001 to purchase certain trademarks and intellectual property unrelated to the Company’s current Internet business operations at the greater of $5,000 or the net property value. The purchase price of the intellectual property was $5,000.

As of December 31, 2007, a total of 270,000 warrants have been provided to the officer and director, pursuant to loan agreement terms. All lender warrants have expired, and the outstanding balance of the note payable is $773,541.

It is the policy of the Company with respect to insider transactions, that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes the transactions described above complied with such policy.

NOTE 10	SUBSEQUENT EVENTS

On January 18, 2008, the Company’s common stock was cleared for unpriced quotation on the OTC Bulletin Board.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

By:	/s/ Susan Schreter

Susan A. Schreter, Chief Executive Officer

Date:	February 4, 2008

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: February 4, 2008	By:	/s/ Susan A. Schreter

Susan A. Schreter, Chairman and Chief Executive Officer