Form 10KSB/A
period 2007-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2008-06-24
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
 Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

          This Amendment No.1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of First Transaction Management, Inc. (the “Company” or the “Registrant”) which was filed with the Securities Exchange Commission on February 2, 2008 (the “Original Filing”), is being filed to amend or include certain disclosure contained in Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to conform to applicable rules and regulations of the Securities and Exchange Commission.

          As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Fling, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

          Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART III.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock; (ii) each director, nominee and executive officer of the Company; and (iii) all officers and directors as a group.

Name and Address (1)	Amount and Nature of Beneficial Ownership as of December 31,	Percentage of Class

Susan Schreter (2)	12,747,243 (3)	86.4%
All directors and officers as a group (1 individual)	12,747,243 (3)	86.4%

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (1) to Item 403(b) of Regulation S-B of the Securities Exchange Act of 1934.

(2) The business address of Ms. Schreter is 381 SE Crystal Creek Circle, Issaquah, WA 98027.

(3) Includes (a) 100,000 shares of Common Stock issuable upon exercise of warrants at $1.50 per share that expire on January 23, 2013 and (b) 7,641,296 shares of Common Stock issuable upon conversion of the outstanding principal and accrued interest under the Company’s note as of December 31, 2007, held by the beneficial owner at the rate of $.08 per share, but excludes 5,312,229 shares of Common Stock issuable upon conversion of the note that exceeds the current number of authorized but unissued shares available for issuance.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

By:	/s/ SUSAN SCHRETER

Susan A. Schreter, Chief Executive Officer

Date: June 24, 2008

          In accordance with the Exchange Act, this Amendment No. 1 to Form 10-KSB/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: June 24, 2008	By:	/s/ SUSAN A. SCHRETER

Susan A. Schreter, Chairman and Chief Executive Officer