Form 10KSB/A
period 2007-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2008-07-23
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

          This Amendment No.2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of First Transaction Management, Inc. (the “Company” or the “Registrant”) which was filed with the Securities Exchange Commission on February 2, 2008 (the “Original Filing”), and amended on June 24, 2008 (“Amendment No. 1), is being filed to amend or include certain disclosure contained in Item 8A. Controls and Procedures, Item 8B. Other Information and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing and Amendment No. 1, have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

          Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing or Amendment No. 1.

PART III.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-KSB, our disclosure controls and procedures were adequate.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, management, with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive and Chief Financial Officer has concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2007. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of Colabella & Company, LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

None.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 2 to Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

By:	/s/ Susan Schreter

Susan A. Schreter, Chief Executive Officer

Date: July 23, 2008

          In accordance with the Exchange Act, this Amendment No. 2 to Form 10-KSB/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: July 23, 2008	By:	/s/ Susan A. Schreter

Susan A. Schreter, Chairman and Chief Executive Officer