Form 10-Q/A
period 2008-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2008-07-23
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

COMMISSION FILE NUMBER: 0-27615

FIRST TRANSACTION MANAGEMENT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	52-2158936
(State or Other Jurisdiction Incorporation or Organization)	(IRS Employer Identification No.)

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

YES ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of April 15, 2008 the issuer had 7,258,704 shares of common stock, par value $.01 per share, outstanding.

EXPLANATORY NOTE

          This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the three months ended March 31, 2008 of First Transaction Management, Inc. (the “Company” or the “Registrant”) which was filed with the Securities Exchange Commission on April 28, 2008 (the “Original Filing”), is being filed to amend or include certain disclosure contained in Item 4T. Controls and Procedures and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

          Except for the amendments described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 4T Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were adequate. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

Limitations on the Effectiveness of Control Systems

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud or error. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, duly authorized.

FIRST TRANSACTION MANAGEMENT, INC.

By:	/s/ Susan Schreter

Susan Schreter, Chief Executive Officer, Chief Financial Officer and President

Dated: July 23, 2008