Form 10-Q
period 2008-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2008-07-23
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

YES ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 15, 2008 the issuer had 7,983,704 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended June 30, 2008

Item 1. Financial Statements

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-QSB
Balance Sheet
(Unaudited)

	June 30, 2008	December 31, 2007
	Unaudited	Audited

ASSETS
Current Assets
Cash	$65,661	$121,785

Total current assets	65,661	121,785

Long Term Assets
Intangible & other assets, net	—	—

TOTAL ASSETS	$65,661	$121,785

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts payable & accrued expenses	$60,000	$55,000
Interest payable	273,628	242,741

Total current liabilities	333,628	297,741

Long Term Liabilities
Loan payable - stockholder	771,791	773,541

Total liabilities	1,105,419	1,071,282

Equity
Common stock; 15,000,000 shares authorized; 7,983,704 shares issued and outstanding, par value $0.01	79,837	72,587
Additional paid in capital	1,314,020	1,303,145
Deficit accumulated during the development stage	(2,433,614)	(2,325,229)

Total equity	(1,039,757)	(949,497)

TOTAL LIABILITIES & EQUITY	$65,662	$121,785

See accompanying notes to the financial statements

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-QSB
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

INCOME
Fees - consulting	—	38,934	—	55,960

Total income	—	38,934	—	55,960

EXPENSES
Operating expense	33,174	63,167	79,249	94,516
Depreciation & Amortization	—	716	—	1,432

Total expenses	33,174	63,883	79,249	95,948

Net operating income	(33,174)	(24,949)	(79,249)	(39,988)

OTHER INCOME/(EXPENSE)
Gain on distribution of shares	$1,750	$—	$1,750	$—
Interest income	—	16	—	16
Interest expense	(15,415)	(15,471)	(30,886)	(30,942)

Net other income/(expense)	(13,665.39)	(15,455.00)	(29,136.00)	(30,926.00)

Net income before taxes	(46,839)	(40,404)	(108,385)	(70,914)
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(46,839)	$(40,404)	$(108,385)	$(70,914)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,558,714	5,519,543	5,558,714	5,519,543

AVERAGE GAIN (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to the financial statements

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

		Common Stock			Deficit Accumulated
				Additional	During the
	Date of Transaction	Number of Shares	Par Value	Paid-in Capital	Development Stage	Total

Balance, December 31, 2007		7,258,704	$72,587	$1,303,145	$(2,325,229)	$(949,497)
Issuance of restricted stock	April 21, 2008	725,000	7,250	10,875	—	18,125
Net income/(loss) for 2008		—	—	—	(108,385)	(108,385)

Balance June 30, 2008		7,983,704	$79,837	$1,314,020	$(2,433,614)	$(1,039,757)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC
(A Development Stage Company)
FORM 10-QSB
Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(108,385)	$(70,914)

Adjustments to reconcile net loss to net cash flows
from operations:
Depreciation/amortization	—	—
Non-cash reduction of Shareholder Loan	(1,750)	—
Change in other operating assets and liabilities:
Accounts payable and accrued expenses	5,000	25,000
Interest payable	30,886	30,942

Net cash flows used in operating activities	(74,249)	(14,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock	7,250	—
Paid in capital	10,875	—

Net cash flows from financing activities	18,125	—

Net increase (decrease) in cash	(56,124)	(14,972)

Cash and cash equivalents, beginning of period	121,785	10,319

Cash and cash equivalents, end of period	$65,661	$(4,653)

Supplemental Disclosure
Interest	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Principal paid on stockholder note with stock issuance	(1,750)	—

See accompanying notes to the financial statements

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

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

Cash

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. Cash balances regularly fall under the federally insured limit covered by the Federal Deposit Insurance Corporation (FDIC) as of June 30, 2008.

Use of accounting estimates in preparation of financial statements

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Capitalization of software

FASB EITF Issue No. 00-2, Accounting for Web Site Development Costs, states that the identification of software needed for a company shall be expensed as incurred. Such software includes web applications needed for the website’s functionalities, and those required for development purposes. However, if the company chooses to acquire or develop software, AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, allows capitalization. The method of software capitalization depends on the intended use. Costs incurred in the purchasing or development of software can be capitalized unless they are used in research and development and do not have alternative future uses or represent a pilot project. Costs of acquired or developing for general web site operations require capitalization of external direct costs of materials and services used in the acquisition or development. Costs of acquired or developed software for the integration of distributed applications into web applications are capitalized. During the period from 2002 to 2007, the Company capitalized certain costs in accordance with the aforementioned standards.

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

The weighted average number of shares outstanding for the quarter ended June 30, 2008 is 5,558,714.

Stock based compensation

The Company adopted a stock-based compensation plan in 1999. The plan provides for options to be granted to officers, directors and employees to acquire a maximum of 1,000,000 shares of the Company’s stock. Compensation cost for stock options was measured as the excess, if any, of the value of the Company’s stock at the date of the grant over the amount an employee is required to pay for the stock. During 2001, the Company’s Board of Directors approved the organization of another stock option plan for technology and web related employees and consultants. A maximum of 750,000 shares of the Company’s common stock was available for issuance under the plan. No stock options were issued under this plan. As of June 30, 2008, all stock options issued to former employees, consultants and directors have expired.

The following is a summary of stock option plan activity from inception to June 30, 2008:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 1999	19,000	$.30
Granted during 2000	395,000	$1.05
Exercised during 2000	0
Forfeited during 2000	55,000

Outstanding at December 31, 2000	469,000	$.95
Granted during 2001	210,000	$1.51
Exercised during 2001	0
Forfeited during 2001	110,000

Outstanding at December 31, 2001	569,000	$1.21
Granted during 2002	25,000	$1.50
Exercised during 2002	0
Forfeited during 2002	49,000

Outstanding at December 31, 2002	545,000	$1.20
Granted during 2003	0
Exercised during 2003	0
Forfeited during 2003	0

Outstanding at December 31, 2003	545,000	$1.20
Granted during 2004	0
Exercised during 2004	0
Forfeited during 2004	15,000

Outstanding at December 31, 2004	530,000	$1.23
Granted during 2005	0
Exercised during 2005	0
Forfeited during 2005	320,000

Outstanding at December 31, 2005	210,000	$1.51
Granted during 2006	0
Exercised during 2006	0
Forfeited during 2006	210,000

Outstanding at December 31, 2006	0

Outstanding at December 31, 2007	0

Outstanding at June 30, 2008	0

These options and the warrants discussed in Note 4 were not included in the computation of earnings per share because they are anti-dilutive.

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes will be provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance will be recognized for deferred tax assets not likely to be realized. Deferred taxes are to be measured by the provisions of currently enacted tax laws. There were no material temporary differences at June 30, 2008.

Comprehensive income

The Company had no elements of comprehensive income for the period ended June 30, 2008. Further, there are no other new financial accounting standards that would have an effect on these financial statements.

NOTE 3	CAPITAL STRUCTURE

At June 30, 2008, the Company had 7,983,704 shares of common stock, par value $.01 per share, issued and outstanding, 64% of which were held by the Company’s CEO and the remainder by approximately 130 other parties. This includes shares issued to consulting firms and legal service providers. Common shares are voting and dividends are paid at the discretion of the Board of Directors. The Company has never paid a dividend on its common stock, and it is the present policy of the Company not to pay cash dividends on the common stock.

Effective June 26, 2008, a shareholder owning at least a majority of the outstanding shares of the Company’s common stock approved an amendment to the Company’s certificate of incorporation to effectuate up to a 1:25 reverse split of the outstanding shares of common stock and to increase the number of authorized shares of capital stock to 150 million, of which 125 million shares would be classified as common stock and 25 million shares would be classified as preferred stock. Such amendment will not become effective until filed with the Secretary of State of Delaware which is expected to occur on or about August 1, 2008.

The Company has authorized 1,000,000 shares of preferred stock at a par value of $.01 per share. No preferred shares have been issued as of June 30, 2008.

In connection with the Company and efforts to find a strategic partner, the Company issued 725,000 shares of restricted stock to consultants, valued at $.025 per share. (See Note 6.)

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

From inception to June 30, 2008, the Company wrote off an aggregate $146,983 of intangible assets related to its web based promotion, distribution and transaction processing services.

NOTE 6	GOING CONCERN

As shown in the financial statements, the Company incurred a net loss since inception of $2,433,614. This result raises concerns about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon its ability to achieve positive cash flow from operating and financing activities. There is no assurance that the Company will be successful in its efforts to significantly improve its financial and operating condition, attract new investors or develop the strategic partnerships necessary to meet the Company’s business and financial objectives.

On April 21, 2008, the Company entered into a consulting agreement in which the Company agreed to issue 375,000 shares of restricted common stock for services provided to the Company in connection with becoming current in its required governmental filings and related matters. The shares were valued at $.025 per share. The Company entered into a second agreement with the consulting firm to provide due diligence services on any potential merger candidate. In consideration of services to be rendered, the consulting firm will receive $60,000 at the closing of a merger transaction or, if in lieu thereof, the Company effects a change of control transaction during the term of the consulting agreement, the consulting firm will receive $60,000 at the closing of the change of control transaction.

On April 21, 2008, in consideration for legal services, the Company also agreed to issue 350,000 shares of restricted common stock to the Company’s legal counsel. These shares were valued at $.025 per share.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the net operating loss carry forwards can be utilized. Since the Company is in the development stage and it is uncertain when the Company will begin generating future taxable income, the Company has provided a full valuation allowance for deferred tax assets at June 30, 2008.

Deferred tax assets as of June 30, 2008:

Net operating loss carry forwards	$2,160,349

Total deferred tax asset	627,434
Valuation allowance	(627,434)

Net deferred tax asset	$—

NOTE 10	RELATED PARTY TRANSACTIONS

It is the policy of the Company with respect to insider transactions that all transactions between the Company, its officers, directors, principal stockholders and their affiliates be on terms no less favorable to the Company than could be obtained from unrelated third parties in arms-length transactions, and that all such transactions shall be approved by a majority of the disinterested members of the Board of Directors. The Company believes the transactions described above complied with such policy.

Loans Payable to Shareholders

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at eight percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $.08 per share. From inception through June 30, 2008, the lender advanced $1,248,541 of which $475,000 of this amount has been converted into common stock equity.

On May 27, 2008, the Company distributed 200 shares of stock it held in China Bio Energy Holding Group Co., Inc., an unaffiliated company, to such officer and director. The total value of these shares on the date of distribution was $1,750 and was applied against the outstanding principal balance of the note payable to such officer and director. The outstanding principal balance of the note payable is $771,791.

Warrants

As of June 30, 2008, warrants to purchase a total of 270,000 shares have been provided to the officer and director, pursuant to the loan agreement terms. All lender warrants have expired.

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

Income Taxes

Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and probability of realization of deferred income taxes and the timing of income tax payments. This process requires the Company to estimate its actual current tax exposure together with an assessment of temporary differences resulting from differing treatment of items, such as depreciation on property, plant and equipment, for tax and accounting purposes. These differences may result in deferred tax assets and liabilities, which are included within our balance sheet. Since the Company has a net operating losses carry forward of approximately $2.1 million at December 31, 2007, a valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not the asset will not be realized, because the ultimate realization of any deferred tax assets will be dependent on future taxable income.

Results of Operations

Comparison of the Three Month Fiscal Period Ended June 30, 2007 to the Three Month Fiscal Period Ended June 30, 2008

Revenues from consulting services in the fiscal quarter ended June 30, 2007 (the “2007 Second Quarter”) were $38,934, as compared to $0 in the fiscal quarter ended June 30, 2008 (the “2008 Second Quarter”), a 100% decrease. This decrease is attributable to lack of consulting client service activity in the 2008 Second Quarter. Total operating expenses before depreciation and amortization decreased from $63,167 for the 2007 Second Quarter to $33,174 for the 2008 Second Quarter, representing a 48% decrease. The primary reason for such decrease in operating expenses is the lack of consulting service activity. Depreciation and amortization decreased from $716 in the 2007 Second Quarter to $0 in the 2008 Second Quarter, representing a 100% decrease. This reduction reflects the reduction in depreciable assets. The Company’s operating loss increased from $24,949 in the 2007 Second Quarter to $33,174 in the 2008 Second Quarter representing a 33% increase. This increase in operating loss is primarily attributable to reduced consulting service activity as an offset to the Company’s operating expenses. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and sole director and officer during 2000 to 2002 for the 2007 Second Quarter was $15,471 and $15,415 in the 2008 Second Quarter. The Company generated a one time gain of $1,750 on the distribution of shares held in another public company during the 2008 Second Quarter.

As a result of the foregoing, the Company generated a net loss of $40,404 for the 2007 Second Quarter, as compared to a net loss of $46,839 for the 2008 Second Quarter, representing a 16% increase in loss. The weighted net loss per share for the 2007 Second Quarter and for the 2008 Second Quarter was $.01.

As the Company’s current focus and that for the next 12 months is on effecting a business combination, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting the Company’s future financial performance. All of the Company’s revenues in the 2007 Second Quarter were generated from providing ancillary consulting services. The Company does not have any contractual commitments to provide such services in the future and no assurance can be given that the Company will obtain any such contracts. Even if the Company is able to procure such contracts, the timing of procurement, the length of the services and the completion date of such services are generally beyond the Company’s control. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Six Month Period Ended June 30, 2007 to the Six Month Period Ended June 30, 2008

Revenues from consulting services in the six month period ended June 30, 2007 (the “2007 Period”) were $55,960, as compared to $0 in the six month period ended June 30, 2008 (the “2008 Period”), representing an 100% decrease. This decrease is attributed to the lack of consulting client service activity in the 2008 Period. Total operating expenses before depreciation and amortization decreased from $94,516 for the 2007 Period to $79,249 for the 2008 Period representing a 16% decrease. The primary reason for the decrease in operating expenses is the reduction of customer-related expenses. Depreciation and amortization decreased from $1,432 in the 2007 Period to $0 in the 2008 Period, representing a 100% decrease. The Company’s operating loss increased from $39,988 in the 2007 Period to $79,249, representing a 98% increase. This increase is attributable to the lack of consulting customer activity to offset operating expenses. Accrued interest expense associated with loan advances provided to the Company by its controlling shareholder and current sole director and officer during 2000 to 2002 for the 2007 Period was $30,942 and $30,886 in the 2008 period. The Company generated a one time gain of $1,750 on the distribution of shares held in another public company during the 2008 Second Quarter. The Company earned $16 in interest income during the 2007 Period.

As a result of the foregoing, the Company generated a net loss of $70,914 for the 2007 Period, as compared to a net loss of $108,385 for the 2008 Period, representing a 53% increase. The weighted net loss per share for the 2007 Period and the 2008 Period was $.01.

The Company’s current focus and that for the next 12 months is on effecting a business combination. The Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting the Company’s future financial performance. The Company does not have any contractual commitments to provide such services in the future and is not actively soliciting such contracts. Accordingly, it is anticipated that the Company’s will continue to generate losses and its results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

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

The Company had $65,661 in cash and cash equivalents at June 30, 2008 and $121,785 at December 31, 2007. The Company had current liabilities of $60,000 in accrued professional fees and $273,628 in accrued interest payable at June 30, 2008; $55,000 in accrued professional fees and $242,741 in accrued interest payable at December 31, 2007. The Company had total assets of $65,661 at June 30, 2008 and $121,785 at December 31, 2007. Long-term liabilities related to a loan to the Company from its controlling shareholder and current sole officer and director was $771,791 at June 30, 2008 and $773,541 at December 31, 2007. This loan continues to accrue interest at the rate of 8% per annum. Total liabilities at June 30, 2008 were $1,105,419 and $1,071,282 at December 31, 2007.

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

At June 30, 2008, the Company had a stockholders’ deficiency of $2,433,614 and a working capital deficit of $267,967. At December 31, 2007, the Company had a stockholders’ deficiency of $2,325,229 and a working capital deficit of $175,956.Further, the Company has a history of generating net income losses. These conditions indicate that the Company may be unable to continue as a going concern. Its ability to do so is dependent on its finding economic opportunities that will achieve profitable operations, obtaining necessary financing and finding a suitable candidate for a business combination. No adjustments have been provided in the Company’s financial statements that might result form the outcome of this uncertainty. Our auditors have referred to the substantial doubt about our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

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

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were adequate. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          Sections 228(a) and (c) of the Delaware General Corporation Law provide that any action that may be taken at a special meeting of shareholders may be taken by written consent of shareholders holding at least a majority of a company’s shares entitled to vote on such action. On June 26, 2008, we received a written consent approving an amendment to our certificate of incorporation, as amended, to effect a reverse split of up to 1:25 of our outstanding shares of common stock and to increase the number of authorized shares of capital stock to 150,000,000, of which 125,000,000 would be classified as common stock and 25,000,000 would be classified as preferred stock. A shareholder owning and having the right to vote 5,255,947 shares of our outstanding common stock which constituted approximately 64% of our total issued and outstanding common stock executed such consent thereby approving such matters. Notice of such action was sent to shareholders on or about July 10, 2008.

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