Form 10KSB/A
period 2007-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2008-09-23
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 4

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

c/o Castle Bison, Inc.
31200 ViaColinas, Suite 200
Westlake Village, CA
(address of principal executive office)

381 SE Crystal Creek Circle
Issaquah, WA 98027
(former address of principal executive officer)

(818) 597-7552
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

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No.4 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of First Transaction Management, Inc. (the “Company” or the “Registrant”) which was filed with the Securities Exchange Commission on February 2, 2008 (the “Original Filing”), and amended on June 24, 2008 (“Amendment No. 1), on July 23, 2008 (“Amendment No. 2”) and on August 12, 2008 (“Amendment No. 3”), is being filed to amend or include certain disclosure contained in Item 8A. Controls and Procedures, Item 8B. Other Information and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing and the amendments thereto, have been re-executed and re-filed as of the date of this Amendment No. 4 on Form 10-KSB/A.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing or Amendment No. 1, Amendment No. 2 and Amendment No. 3.

.
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

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation and for the reasons stated below, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this annual report on Form 10-KSB, our disclosure controls and procedures were ineffective in timely alerting him to material information relating to First Transaction Management, Inc. required to be disclosed in our periodic reports filed with the SEC in that management failed to include its report on internal control over financial accounting in the Form 10-KSB annual report for the period ended December 31, 2007 filed with the SEC. We plan to implement changes in internal control over financial reporting during our fiscal year ending December 31, 2008 in order to mitigate the existing weakness.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with accounting principles generally accepted in the United States of America, including those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal controls over financial reporting, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on that assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 4 to Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

By:	/s/ Lawrence Chimerine
Lawrence Chimerine, Chief Executive Officer

Date: September 23, 2008

In accordance with the Exchange Act, this Amendment No. 4 to Form 10-KSB/A has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: September 23, 2008	By:	/s/ Lawrence Chimerine
Lawrence Chimerine, Chairman and Chief Executive Officer

Date: September 23, 2008	By:	/s/ Lawrence Chimerine
Lawrence Chimerine, Director