Form 10-Q
period 2008-09-30
FIRST TRANSACTION MANAGEMENT INC
filed 2008-11-14
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

COMMISSION FILE NUMBER: 0-27615

FIRST TRANSACTION MANAGEMENT, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	000-27615	52-2158936
(State or Other Jurisdiction Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

c/o Castle Bison, Inc.
31200 ViaColinas, Suite 200
Westlake Village, CA
Attn: Raul Silvestre, Esq.

(Address of principal executive offices)

(Registrant's telephone number, including area code) (818) 597-7552

381 SE Crystal Creek Circle, Issaquah WA 98027

(Former Name or Former Address, if Changed Since Last Report)

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

YES ☒   NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 10, 2008 the issuer had 1,505,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended September 30, 2008

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 (Unaudited) AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited )
Assets

Current assets:
Cash	$-	$121,785

Total assets	-	121,785

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$8,342	$55,000
Accrued interest	-	242,741

Total current liabilities	8,342	297,741

Loan payable - stockholder	-	773,541

Total liabilities	8,342	1,071,282

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,055,920 and 363,005 shares issued and outstanding, respectively	10,559	3,630
Additional paid-in capital	2,433,961	1,372,102
Deficit accumulated during the development stage	(2,452,862)	(2,325,229)

Total deficiency in stockholders' equity	(8,342)	(949,497)

Total liabilities and deficiency in stockholders' equity	$-	$121,785

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Fees - consulting	$-	$173,361	$-	$229,321

General and administrative expense	14,142	23,320	93,391	118,519
Depreciation and amortization	-	716	-	2,148

Total expense	14,142	24,036	93,391	120,667

(Loss) income from operations before other income and interest expense	(14,142)	149,325	(93,391)	108,654

Gain on distribution of shares	-	-	1,750	-
Other income	138	91	138	106
Interest expense	(5,244)	(15,471)	(36,130)	(46,413)

(Loss) income before income taxes	(19,248)	133,945	(127,633)	62,347

Provision for income taxes	-	-	-	-

Net (loss) income	(19,248)	133,945	(127,633)	62,347

Net (loss) income per basic and diluted share	$(0.03)	$0.37	$(0.26)	$0.17

Weighted average shares outstanding, basic and diluted	741,863	363,005	499,606	363,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
JANUARY 1, 2008 to SEPTEMBER 30, 2008
(Unaudited)

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Balance, January 1, 2008		363,005	$3,630	$1,372,102	$(2,325,229)	$(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14, 2008	656,665	6,567	1,044,096		1,050,663

Net loss		-	-	-	(127,633)	(127,633)

Balance, September 30, 2008		1,055,920	$10,559	$2,433,961	$(2,452,862)	$(8,342)

See accompanying notes to unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(127,633)	$62,347
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization		2,148
Stock based compensation	18,125	-
Gain on reduction of stockholder loan	(1,750)	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(46,658)	49,565
Accrued interest	36,131	17,968

Cash (used in) provided by operating activities	(121,785)	132,028

Net (decrease) increase in cash	(121,785)	132,028
Cash, beginning of period	121,785	11,344
Cash, end of period	$-	$143,372

Supplemental cash flow information:

Cash paid for interest	$-	$28,444
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Stockholder debt and interest converted to common stock	$1,050,663	$-

See accompanying notes to unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Transaction Management, Inc. (“we”, “us”, “our company”, “our”, “First Transaction” or the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

On August 1, 2008 we effected a 1 for 20 reverse split of our common stock. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

On August 14, 2008, one of our shareholders (the “Seller”) sold 262,798 previously issued and outstanding post-split shares of our common stock, comprising approximately 65.82% of our post-split issued and outstanding capital stock, and a Secured Promissory Note (the “Note”) made by the Company to the Seller that is convertible into 656,665 post-split shares of our common stock, for the aggregate purchase price of $600,000 (for the outstanding shares and the Note). The sale was accompanied by the resignation and replacement of our officers and directors.

We are pursuing an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Revenue recognition

The Company recognized revenue at the time of service or as contractual terms were satisfied.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We currently have no revenue source and are incurring losses. These factors raise substantial doubt about our ability to continue as a going concern.

We will pursue an acquisition strategy whereby we will seek to acquire businesses with a history of operating revenues in markets that provide room for growth. We are engaged in identifying, investigating and, if warranted, acquiring companies that will enhance revenues and increase shareholder value. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing, through either equity or debt financing.

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at September 30, 2008 and 18,750 at September 30, 2007. For the three and nine month periods ended September 30, 2008 and 2007, these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,   an amendment of ARB No. 51 .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

 In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,   an amendment of FASB Statement No. 133 . This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its financial position and results of operations.

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 125,000,000 shares of common stock with a par value of $.01 per share and 25,000,000 shares of preferred stock with a par value of $.01 per share.

On August 1, 2008 we effected a 1 for 20 reverse split of our common stock. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

On April 21, 2008, we entered into a consulting agreement in which we issued 18,750 shares of restricted common stock for services provided to the Company in connection with becoming current in its required governmental filings and related matters. The shares were valued at $0.50 per share. We also entered into a second agreement with the consulting firm to provide due diligence services on any potential merger candidate. In consideration of services to be rendered, the consulting firm will receive $60,000 at the closing of a merger transaction or, if in lieu thereof, the Company effects a change of control transaction during the term of the consulting agreement, the consulting firm will receive $60,000 at the closing of the change of control transaction from the sellers proceeds. This amount was paid upon the change of control transaction described in Note 1.

On April 21, 2008, in consideration for legal services, we issued 17,500 shares of restricted common stock to the Company’s legal counsel. These shares were valued at $0.50 per share.

On August 14, 2008, in connection with the change of control described in Note 1, stockholder debt and accrued interest aggregating $1,055,663 was converted into 656,665 shares of common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

Loans Payable to Shareholders

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at eight percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all the Company’s assets, including equipment, intellectual property and liquid assets. The note holder is entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $1.60 per share. From inception through June 30, 2008, the lender advanced $1,248,541 of which $475,000 of this amount has been converted into common stock equity.

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

In connection with the change of control described in Note 1, the office and director transferred her interest in the note and accrued interest to the purchasers. The note and accrued interest, aggregating $1,055,663, was then converted into 656,665 shares of common stock.

NOTE 4 – SUBSEQUENT EVENTS

On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares for $49,500.

ADVISEMENT

Unless the context requires otherwise, “First Transaction”, “the company”, “we”, “us”, “our” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2008), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2008 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2008.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

FORWARD LOOKING STATEMENTS

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to use and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue” and other similar expressions.

Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this report as well as our public filings with the Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 to develop certain consumer products and web based promotion and transaction processing management services. Effective December 31, 2004, the Company discontinued its business efforts related to web based promotion management services and is currently seeking new economic opportunities, including a merger transaction. From 2002 to 2007, the Company generated ancillary revenues from general business consulting services to support its nominal operations. We currently have no revenue generating activities.

On August 1, 2008 we effected a 1 for 20 reverse split of our common stock. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

On August 14, 2008, one of our shareholders (the “Seller”) sold 262,798 previously issued and outstanding post-split shares of our common stock, comprising approximately 65.82% of our post-split issued and outstanding capital stock, and a Secured Promissory Note (the “Note”) made by the Company to the Seller that is convertible into 656,665 post-split shares of our common stock, for the aggregate purchase price of $600,000 (for the outstanding shares and the Note). The Note and related accrued interest was converted into 656,665 shares of common stock during August 2008. As a result of the sale, our officers and board of directors resigned and our current officer and director was appointed.

We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this report.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the value of our shares issued for compensation and our net operating loss for tax purposes. Actual results could differ from those estimates.

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through March of 2009. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended September 30, 2008 to the Three Month Period Ended September 30, 2007

Revenues from consulting services in the quarter ended September 30, 2007 were $173,361, as compared to $0 in the quarter ended September 30, 2008. This decrease in revenue is attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $24,036 in 2007 to $14,142 in 2008, a decrease of $9,894, or 41%. The primary reason for the decrease in operating expenses is the lack of expenses related to consulting service activity in the current quarter, partially offset by increases in general and administrative expenses.

Interest expense decreased from $15,471 in 2007 to $5,244 in 2008. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter.

As the Company’s current focus and that for the next 12 months is on our acquisition strategy, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting our future financial performance. All of our revenue in 2007 was generated from providing ancillary consulting services. We currently have no revenue generating activities. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Nine Month Period Ended September 30, 2008 to the Nine Month Period Ended September 30, 2007

Revenues from consulting services in the nine month period ended September 30, 2007 were $229,321, as compared to $0 in the nine month period ended September 30, 2008. This decrease is attributed to the lack of consulting client service activity since late 2007. Operating expenses decreased from $120,667 in 2007 to $93,391 in 2008, a decrease of $27,276, or 23%. The primary reason for the decrease in operating expenses is the reduction of customer-related expenses.

Interest expense decreased from $46,413 in 2007 to $36,130 in 2008. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter.

As the Company’s current focus and that for the next 12 months is on our acquisition strategy, the Company does not believe that quarter to quarter and year to year comparisons of its historical results of operations are meaningful in predicting our future financial performance. All of our revenue in 2007 was generated from providing ancillary consulting services. We currently have no revenue generating activities. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance our revenues and increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value.

Liquidity and Capital Resources

As of September 30, 2008 we had a working capital deficit of $8,342. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. While our cash on hand on November 7, 2008 of approximately $29,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next six months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

We have Limited Resources

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth. Other than nominal interest income, we will only derive revenues through the acquisition of a target company. There can be no assurance that any target company, at the time of the Company's consummation of an acquisition of the target, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis. Based on our limited resources, we may not be able to effectuate our business plan and consummate any additional acquisitions. There can be no assurance that we will have sufficient financial resources to permit the achievement of our business objectives.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We will be entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

Additional Financing May Not Be Available to Us

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon plans of further acquisitions, and would have minimal capital remaining to pursue other targets. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

Competition for Acquisitions

We expect to encounter intense competition from other entities having business objectives similar to ours. Many of these entities, including venture capital firms, partnerships and corporations, blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us and there can be no assurance that we will have the ability to compete successfully. Our financial resources will be limited in comparison to those of many of our competitors. This inherent competitive limitation may compel us to select certain less attractive acquisition prospects. There can be no assurance that such prospects will permit us to achieve our stated business objectives.

We May Be Subject to Uncertainty in the Competitive Environment of a Target

In the event that we succeed in completing an acquisition, we will, in all likelihood, become subject to intense competition from competitors of the target. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors, including competitors with greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target cannot presently be ascertained. There can be no assurance that, subsequent to a consummation of an acquisition, we will have the resources to compete effectively in the industry of the target, especially to the extent that the target is in a high growth industry.

We May Pursue an Acquisition With a Target Operating Outside the United States: Special Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

The Uncertain Structure of an Acquisition May Result in Risks Relating to the Market for Our Common Stock

We may form one or more subsidiary entities to effect an acquisition and may, under certain circumstances, distribute the securities of subsidiaries to our stockholders. There can be no assurance that a market would develop for the securities of any subsidiary distributed to stockholders or, if a market were to develop, no assurances as to the prices at which such securities might trade.

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, the Board of Directors does not anticipate declaring any dividends to the holders of common stock in the foreseeable future.

Indemnification of Officers and Directors

Our Certificate of Incorporation provides for the indemnification of our officers and directors to the fullest extent permitted by the laws of the State of Delaware. It is possible that the indemnification obligations imposed under these provisions could result in a charge against our earnings, if any, and thereby affect the availability of funds for other uses.

Taxation Considerations May Impact the Structure of an Acquisition and Post-merger Liabilities

Federal and state tax consequences will, in all likelihood, be major considerations for us in consummating an acquisition. The structure of an acquisition or the distribution of securities to stockholders may result in taxation of us, the target or stockholders. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any acquisition so as to minimize the federal and state tax consequences to both the us and the target. Management cannot assure that an acquisition will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

We May Be Deemed an Investment Company and Subjected to Related Restrictions

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. We believe that our anticipated principal activities, which will involve acquiring control of an operating company, will not subject us to regulation under the Investment Company Act. Nevertheless, there can be no assurance that at some future point we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of us as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.  Unregistered Sales of Equity Securities

We incorporate by reference the information contained in the Company’s Current Report on Form 8-k filed with the Commission on October 28, 2008.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 26, 2008, we received a written consent approving an amendment to our certificate of incorporation, as amended, to effect a reverse split of up to 1:25 of our outstanding shares of common stock and to increase the number of authorized shares of capital stock to 150,000,000, of which 125,000,000 would be classified as common stock and 25,000,000 would be classified as preferred stock. The action was approved by 5,255,947 shares of our outstanding common stock which constituted approximately 64% of the shares entitled to vote on such matter. Notice of such action was sent to shareholders on or about July 10, 2008.

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

FIRST TRANSACTION MANAGEMENT, INC.

By:	/s/ Lawrence Chimerine
Lawrence Chimerine, Chief Executive Officer,
Chief Financial Officer and President

Dated: November 14, 2008