Form 10-K
period 2008-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2009-03-27
CIK 1096613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                      to                     .

Commission File Number 000-27615

FIRST TRANSACTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2158936
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Castle Bison, Inc. 31200 Via Colinas, Suite 200 Westlake Village, CA (Address of principal executive offices)

381 SE Crystal Creek Circle Issaquah, WA 98027 (former address of principal executive office)

Registrant’s telephone number, including area code (818) 597-7552

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☒  No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00 as no market existed for our common stock at such time.

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 16, 2009 was 1,515,920.

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST TRANSACTION MANAGEMENT, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

INDEX

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,”“our,” “the Company,” “First Transaction Management” and “Registrant” refer to First Transaction Management, Inc.  Also, any reference to “common shares,” “Common Stock,” “common stock” or “Common Shares” refers to our $.01 par value common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, including those related to our cash, liquidity, resources and our anticipated cash expenditures, as well as any statements other than statements of historical fact, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives are forward-looking statements.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe are appropriate in the circumstances. You can generally identify forward looking statements through words and phrases such as “believe”, “expect”, “seek”, “estimate”, “anticipate”, “intend”, “plan”, “budget”, “project”, “may likely result”, “may be”, “may continue”  and other similar expressions, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

When reading any forward-looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by such statement for a number of reasons or factors.  Each forward-looking statement should be read in context with and in understanding of the various other disclosures concerning our company and our business made elsewhere in this Annual Report as well as our public filings with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statements contained in this Annual Report or any other filing to reflect new events or circumstances unless and to the extent required by applicable law.

ITEM 1.           BUSINESS

We are a development stage company originally incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

On August 1, 2008 we affected a 1 for 20 reverse split of our common stock. On August 14, 2008, our former principal shareholder and Chief Executive Officer sold: (i) 262,798 previously issued and outstanding common shares, comprising approximately 65.82% of our post-split issued and outstanding capital stock in a private transaction; and (ii) a secured promissory note made by the Company in the amount of $1,050,663 (including accrued interest) that was convertible into 656,665 post-split shares of our common stock.  The secured promissory note was converted on August 14, 2008.

Effective December 31, 2004, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

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

Competition of Our Acquisition Strategy

In  connection  with  our  Acquisition  Strategy,  we  expect  to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small  business investment companies  and  wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we  may  need  to raise additional funds through equity  or  debt financing  to  complete a merger, acquisition or  other  business combination between us and a viable operating entity.  There  can be  no assurance that we will be able to successfully complete an equity  or  debt financing to complete an acquisition, merger  or other  business  combination between us and  a  viable  operating entity.

Employees

We have a total of 2 employees which includes our Chief Executive Officer. Both employees are considered part-time employees. We do not have any employees represented by a union or other collective bargaining group. We consider our relations with our employees to be good.

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at:

ITEM 1A.       RISK FACTORS

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Annual Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Our limited resources may not be sufficient for us to implement our Acquisition Strategy.

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses.  The implementation of our strategy is highly dependent on retaining professions such as lawyers, accountants and investment bankers to consummate any proposed transaction.  As a result of our limited resources, we may not have sufficient capital to retain such professions and as a result, may not be able to successfully implement our strategy.

We May Not be Able to Continue as Going Concern

Based on our limited operations, lack of revenue and relatively minimal assets there can be no assurance that we will be able to continue as a going concern or complete a merger, acquisition or other business combination.

We Will Need Additional Financing in Order to Execute Our Business Plan and it may be Extremely Expensive

We are entirely dependent upon our limited available financial resources to implement our acquisition strategy. We cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. In the event that our limited financial resources prove to be insufficient to implement our acquisition strategy, we will be required to seek additional financing. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target. Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144. Depending on such discount, our current shareholders may be substantially diluted.

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

We May Pursue an Acquisition with a Target Operating Outside the United States Which will Entail the Additional Risks Relating to Doing Business in a Foreign Country

We may effectuate an acquisition with a target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a target, ongoing business risks may result from the internal political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Lawrence  Chimerine, our CEO, is Critical to Our Future Success

Our ability to successfully carry out our business plan and to consummate additional acquisitions will be dependent upon the efforts of Mr. Chimerine. Notwithstanding the significance of Mr. Chimerine, we have not obtained any "key man" life insurance on his life. The loss of the services of Mr. Chimerine would have a material adverse effect on our ability to successfully achieve our business objectives. If additional personnel are required, there can be no assurance that we will be able to retain such necessary additional personnel.

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

We Expect to Pay No Cash Dividends

We do not expect to pay dividends to the holders of common stock. Accordingly, any return on a stockholders’ investment will require the appreciation of our common shares.  There can be no assurance that the value of our common shares will increase.

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

ITEM 2.          PROPERTIES

Our   executive offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362.  We shares office space with one of our larger shareholders, Castle Bison, Inc., who has agreed to  waive the payment of any rent for use of the.

ITEM 3.          LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the 2008 fiscal year to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is sporadically traded on the Over-the-Counter Bulletin Board under the symbol “FMND”.  As a result of our sporadic trading, lack of liquidity and limited public float, we have determined that no established public trading market for a class of common exists.

Holders

As of March 16, 2009 our common stock was held by approximately 141 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 68,441 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

We have  not issued any securities during 2008 that were not registered under the Securities Act of 1933, except as previously included in a quarterly report on Form 10-QSB or a Current Report on Form 8-K other than the following:

•
On August 14 2008, the holder of secured promissory note payable by the Company converted the outstanding balance in the amount of $1,055,663 into 656,665 shares of common stock as payment in full for the note.

•
On October 20, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares for $49,500.

•	On October 20, 2008, we issued 10,000 shares of common stock, valued at $1,100, for legal services.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1999 & 2001 Stock Plans as of December 31, 2008.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
1999 Incent Program	—	$—	1,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
2001 Stock Option Plan	—	—	750,000
Total	—	$—	1,750,000

ITEM 6.          SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 14, 2008, one of our shareholders (the “Seller”) sold 262,798 previously issued and outstanding post-split shares of our common stock, comprising approximately 65.82% of our post-split issued and outstanding capital stock, and a Secured Promissory Note (the “Note”) made by the Company to the Seller in the amount of $1,050,663 (including accrued interest) that is convertible into 656,665 post-split shares of our common stock, for the aggregate purchase price of $600,000 (for the outstanding shares and the Note). The Note and related accrued interest was converted into 656,665 shares of common stock during August 2008. As a result of the sale, our officers and board of directors resigned and our current officer and director was appointed.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through April of 2009. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues from consulting services for the year ended December 31, 2007 were $230,589, as compared to $0 for the year ended December 31, 2008. This decrease is attributed to the lack of consulting client service activity since late 2007. Operating expenses increased slightly from $140,592 in 2007 to $145,987 in 2008, an increase of $5,395, or 4%. The primary reason for the increase in operating expenses is an increase in professional and consulting fees of approximately $37,000 partially offset by the reduction of customer-related expenses and administrative expenses.

Interest expense decreased from $61,882 in 2007 to $36,130 in 2008. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter.

As the Company’s current focus and that for the next 12 months is on our acquisition strategy, the Company does not believe that year to year comparisons of its historical results of operations are meaningful in predicting our future financial performance. All of our revenue in 2007 was generated from providing ancillary consulting services. We currently have no revenue generating activities. Accordingly, it is anticipated that the Company’s results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

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

Liquidity and Capital Resources

As of December 31, 2008 we had a working capital deficit of $8,706. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. While our cash on hand on February 28, 2009 of approximately $15,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next three months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

Additionally, as we are considered a “shell” or “blank check” company, purchasers of our securities cannot currently rely on Rule 144 promulgated under the Securities Act with regard to the resale of their shares. Accordingly, any financing in the form of equity may be deeply discounted to compensate the investors for the added risk and inability to rely on Rule 144.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Transaction Management, Inc.

We have audited the accompanying balance sheets of First Transaction Management, Inc. (the Company) as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008. First Transaction Management, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Transaction Management, Inc.  as of December 31, 2008, and the results of its operations, its statement of changes in stockholder’s equity and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced losses from operations during the development stage and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COLABELLA & COMPANY, LLP
Brooklyn, New York
March 19, 2009

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2008	2007
Assets

Current assets:
Cash	$17,144	$121,785

Total assets	17,144	121,785

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$27,482	$55,000
Accrued interest	-	242,741

Total current liabilities	27,482	297,741

Loan payable - stockholder	-	773,541

Total liabilities	27,482	1,071,282

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized,
1,515,920 and 363,005 shares issued and outstanding, respectively	15,159	3,630
Additional paid-in capital	2,479,961	1,372,102
Deficit accumulated during the development stage	(2,505,458)	(2,325,229)

Total deficiency in stockholders' equity	(10,338)	(949,497)

Total liabilities and deficiency in stockholders' equity	$17,144	$121,785

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2008	2007	2008

Fees - consulting	$-	$230,589	$534,634

Operating expenses	145,987	132,004	1,550,022
Depreciation and amortization	-	8,588	277,177
Write-off of intangibles	-	-	776,065

Total expense	145,987	140,592	2,603,264

(Loss) income from operations before
other income and interest expense	(145,987)	89,997	(2,068,630)

Gain on distribution of shares	1,750	-	1,750
Other income	138	-	5,879
Interest expense, net	(36,130)	(61,882)	(444,457)

(Loss) income before income taxes	(180,229)	28,115	(2,505,458)

Provision for income taxes	-	-	-

Net (loss) income	(180,229)	28,115	(2,505,458)

Net (loss) income per basic and diluted share	$(0.25)	$0.08

Weighted average shares outstanding,
basic and diluted	731,193	363,005

See accompanying note to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
MARCH 25, 1999 (INCEPTION) to DECEMBER 31, 2008

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in
spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion
of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	$15,159	$2,479,961	$(2,505,458)	$(10,338)

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net (loss) income	$(180,229)	$28,115	$(2,505,458)
Adjustments to reconcile net (loss) income to net
(cash used in) provided by operating activities:
Depreciation and amortization	-	8,588	424,160
Stock based compensation	19,225	-	66,905
Gain on reduction of stockholder loan	(1,750)	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	(27,518)	45,000	27,482
Accrued interest	36,131	28,438	278,872

Net cash (used in) provided by operating activities	(154,141)	110,141	(1,064,158)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity			(34,264)
Proceed from the sale of common stock	49,500	-	841,925
Proceeds from stockholder note			1,177,780

Net cash provided by financing activities	49,500	-	1,985,441

Net (decrease) increase in cash	(104,641)	110,141	17,144
Cash, beginning of period	121,785	11,644	-
Cash, end of period	$17,144	$121,785	$17,144

Supplemental cash flow information:

Cash paid for interest	$-	$33,444
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Stockholder debt and interest converted
to common stock	$1,050,663	$-

See accompanying notes to financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

On August 14, 2008, one of our shareholders sold: (i) 262,798 previously issued post-split shares of our common stock, comprising approximately 65.82% of our post-split issued and outstanding capital stock; and (ii) a secured promissory note made by the Company in the amount of $1,050,663 (including accrued interest). The secured promissory note is convertible into 656,665 of our common shares.  The sale was accompanied by the resignation and replacement of our officers and directors.

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

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts. We do not have any cash equivalents at December 31, 2008 or 2007.

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

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at December 31, 2008 and 18,750 at December 31, 2007. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Stock-Based Compensation

We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

Income Taxes

We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,    an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

 In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,    an amendment of FASB Statement No. 133 . This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 ..  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its financial position and results of operations.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 2 - CAPITAL STOCK AND STOCKHOLDER’S EQUITY

We are authorized to issue 125,000,000 shares of common stock with a par value of $.01 per share and 25,000,000 shares of preferred stock with a par value of $.01 per share.

On August 1, 2008 we effected a 1 for 20 reverse split of our common stock. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

On April 21, 2008, we entered into a consulting agreement in which we issued 18,750 shares of restricted common stock for services provided to the Company in connection with becoming current in its required governmental filings and related matters. The shares were valued at $0.50 per share. We also entered into a second agreement with the consulting firm to provide due diligence services on any potential merger candidate. In consideration of services to be rendered, the consulting firm will receive $60,000 at the closing of a merger transaction or, if in lieu thereof, the Company effects a change of control transaction during the term of the consulting agreement, the consulting firm will receive $60,000 at the closing of the change of control transaction from the seller’s proceeds. This amount was paid upon the change of control transaction described in Note 1.

On April 21, 2008, in consideration for legal services, we issued 17,500 shares of restricted common stock to the Company’s legal counsel. These shares were valued at $0.50 per share.

On August 14, 2008, in connection with the change of control described in Note 1, stockholder debt and accrued interest aggregating $1,050,663 was converted into 656,665 shares of common stock.

On October 20, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares for $49,500.

On October 20, 2008, we issued 10,000 shares of common stock, valued at $1,100, for legal services.

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

On May 27, 2008, the Company distributed 200 shares of stock it held in China Bio Energy Holding Group Co., Inc., an unaffiliated company, to such officer and director. The total value of these shares on the date of distribution was $1,750 and was applied against the outstanding principal balance of the note payable to such officer and director. The outstanding principal balance of the note payable was $771,791.

In connection with the change of control described in Note 1, the office and director transferred her interest in the note and accrued interest to the purchasers. The note and accrued interest, aggregating $1,055,663, was then converted into 656,665 shares of common stock.

NOTE 4 – WARRANTS

At December 31, 2008 and 2007 we have outstanding common stock warrants to purchase 13,750 and 18,750 shares, respectively, of our common stock at $30.00 per share. These warrants expire January 18, 2013.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Transactions involving our warrant issuances are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	18,750	$30.00	24,150	$27.76
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	(5,000)	30.00	(5,400)	20.00
Outstanding at end of the period	13,750	$30.00	18,750	$30.00
Exercisable at end of the period	13,750	$30.00	18,750	$30.00

NOTE 5 - INCOME TAXES

During the year ended December 31, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $2,253,000 at December 31, 2008 are available for carryover. The net operating losses will expire in 2028. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $128,000 in 2008 and decreased by $9,000 in 2007. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2008 and 2007 follows.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
Significant components of deferred tax assets and liabilities are as follows:
	2008	2007

Deferred tax assets:
Net operating loss carryforward	766,000	638,000
Valuation allowance	(766,000)	(638,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Non-deductible items	11%	0%
Valuation allowance	23%	34%

Effective income tax rate	0%	0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The management of First Transaction Management, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal accounting officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. However, due to the timing of many of the changes to the processes and internal controls, management’s assessment was limited to a risk assessment and a review of the design effectiveness of the entity level and financial reporting controls. Accordingly, while management’s assessment is that the design of controls is adequate, except as noted herein, since the controls were not completely tested in accordance with the COSO standards. We have determined that our controls over financial reporting were effective.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and Principal Accounting Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Lawrence Chimerine	President of Radnor International Consulting, Inc.		8/08

Lawrence Chimerine, Dr. Chimerine has for more than the past nineteen years been president of Radnor International Consulting Inc., based in Radnor, Pennsylvania and partner and member of the Investment Committee of Miller Investment Management, based in West Conshohocken, Pennsylvania. For more than the past 25 years Dr. Chimerine has been an economic consultant advising financial institutions and government agencies on the state of the United States and world economics, on specific industries and business sectors, and on the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee and the Economic Policy Board of the Department of Commerce. He is the author or editor of two books as well as articles that have appeared in the New York Times, Washington Post, and American Economic Review and other publications.

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Lawrence Chimerine	Chief Executive Officer and Chief Financial Officer		8/08

Lawrence  Chimerine. – See Bio in Directors Section

Code of Ethics

We have not adopted a "Code of Ethics” as a result of our shell status, limited management and limited number of transactions, if any, conducted by the company.

Committees

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

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation

The following table sets forth information for our most recently completed fiscal year concerning the compensation of (i) the Principal Executive Officer and (ii) all other executive officers of First Transaction Management, Inc. who earned over $100,000 in salary and bonus during the last most recently completed fiscal year ended December 31, 2008 (together the “Named Executive Officers”).  No other employees earned a salary over $100,000 in the last completed fiscal years.

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Lawrence Chimerine Chief Executive Officer	2008	$3,000	(1)							$3,000

Susan Schreter Chief Executive Officer	2008	$14,237								$14,237

(1)  We have accrued for GAAP reporting purposes a monthly salary of $1,000 to Mr. Chimerine.

Employment Agreements and Arrangements

At present, we have no employment agreements with any of our executive officers.  For purposes of GAAP reporting, we are accruing a monthly salary of $1,000 per month to Mr. Chimerine.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “Equity Compensation Plan Information.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2009, information regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of 5% or more of any class of our voting securities;

•	each of our current directors and nominees;

•	each of our current named executive officers; and

•	all current directors and named executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person or group has the right to acquire within 60 days after the measurement date. This table is based on information supplied by officers, directors and principal stockholders. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below, based on the information such beneficial owner has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property laws may apply.

	Common Stock
Name and Address of Beneficial Owner(1)	Shares	Shares Underlying Convertible Securities(2)	Total	Percent of Class(2)
Directors and named executive officers
Lawrence Chimerine	18,022	—	18,022	1.2%
Beneficial Owners of 5% or more
Vision Opportunity Master Fund, Ltd.	627,533	—	627,533	41.4%
Potomac Investments	420,000		420,000	27.7%
Castle Bison, Inc.	183,796	—	183,796	12.1%

*	Less than one percent.

(1)
Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is First Transaction Management, Inc., 31200 Via Colinas, Suite 200, Westlake Village, CA 91362.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 1,515,920 shares of common stock issued and outstanding as of March 16, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with our former Chief Executive Officer and Majority Shareholder

On July 12, 2000, we entered into a secured loan agreement with Susan Schreter, our former Chief Executive Officer and majority shareholder which provided for the repayment of the outstanding balance plus accrued simple interest at eight percent per annum on the loan balance. The note and accompanying security agreement provides a first lien over all our assets, including equipment, intellectual property and liquid assets. Ms. Schreter was entitled to convert some or all of the outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $1.60 per share. From inception through June 30, 2008, the lender advanced $1,248,541 of which $475,000 has previously been converted into common stock.

On May 27, 2008, the Company distributed 200 shares of stock it held in China Bio Energy Holding Group Co., Inc., an unaffiliated company, to Ms Schreter. The total value of these shares on the date of distribution was $1,750 and was applied against the outstanding principal balance of the note payable to such officer and director. The outstanding principal balance of the note payable was $771,791 as of such date.

In connection with the change of control described in our Current Report on Form 8-K filed on August 19, 2008, the purchasers converted the outstanding balance of the note of $1,055,663 (including accrued interest) into 656,665 shares of common stock.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2008 and 2007 fiscal years:

Type of Fees	2008	2007

Audit Fees	$10,000	$10,000

Audit Related Fees	7,500	5,000

Tax Fees	-	1,000

All Other Fees	-	-

Total Fees	$17,500	$16,500

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Colabella & Company LLP and has determined that the provision of such services to us during fiscal 2008 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Colabella & Company LLP did not provide us with any services, other than those listed above.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to later developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time, and investors should not rely on them as statements of fact.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST TRANSACTION MANAGEMENT, INC

Dated: March 27, 2009	By:	/S/ Lawrence Chimerine
Lawrence Chimerine Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Chimerine	Chief Executive Officer and Principal Accounting Officer and Director	March 27, 2009
Lawrence Chimerine	(Principal executive officer and Principal financial and accounting officer)

EXHIBITS LIST

INDEX TO EXHIBITS
			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation dated March 25, 1999		10SB12G	3.1	000-27615	10/13/99

3.02	Certificate of Amendment dated September 24, 1999		10SB12G	3.2	000-27615	10/13/99

3.03	Certificate of Amendment filed August 20, 2001		10KSB	3.3	000-27615	8/24/07

4.01	1999 Incentive Stock Plan		10SB12G/A	4.1	000-27615	11/24/99

10.01	Secured Promissory Note dated July 12, 2000		10KSB	10.4	000-27615	8/24/07

10.02	Security Agreement dated July 12, 2000		10KSB	10.5	000-27615	8/24/07

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.