Form 10-Q
period 2009-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2009-05-15
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐    NO ☐

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2009 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended March 31, 2009

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2008 and March 31, 2009 (unaudited at March 31, 2009)	4

	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period March 25, 1999 (inception) to March 31, 2009 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to March 31, 2009 (unaudited)	6

	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period March 25, 1999 (inception) to March 31, 2009 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

PART II	Other Information	15

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		16

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares”.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2009.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$11,527	$17,144

Total assets	$11,527	$17,144

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$39,890	$27,482

Total current liabilities	39,890	27,482

Loan payable - stockholder	-	-

Total liabilities	39,890	27,482

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized,no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized,1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,523,483)	(2,505,458)

Total deficiency in stockholders' equity	(28,363)	(10,338)

Total liabilities and deficiency in stockholders' equity	$11,527	$17,144

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

			For the Period
			March 25, 1999
			(Inception) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Fees - consulting	$-	$-	$534,634

Operating expenses	18,025	29,114	1,568,047
Depreciation and amortization	-	-	277,177
Write-off of intangibles	-	-	776,065

Total expense	18,025	29,114	2,621,289

Loss from operations before other income and interest expense	(18,025)	(29,114)	(2,086,655)

Gain on distribution of shares	-	-	1,750
Other income	-	-	5,879
Interest expense, net	-	(15,471)	(444,457)

Loss before income taxes	(18,025)	(44,585)	(2,523,483)

Provision for income taxes	-	-	-

Net loss	$(18,025)	$(44,585)	$(2,523,483)

Net loss per basic and diluted share	$(0.01)	$(0.12)

Weighted average shares outstanding,basic and diluted	1,515,920	363,005

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
 MARCH 25, 1999 (INCEPTION) to MARCH 31, 2009

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss (Unaudited)		-	-	-	(18,025)	(18,025)

Balance, March 31, 2009 (Unaudited)		1,515,920	$15,159	$2,479,961	$(2,523,483)	$(28,363)

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(18,025)	$(44,585)	$(2,523,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities Accounts payable and accrued expenses	12,408	5,000	39,890
Accrued interest	-	15,471	278,872

Net cash used in operating activities	(5,617)	(24,114)	(1,069,775)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity			(34,264)
Proceed from the sale of common stock	-	-	841,925
Proceeds from stockholder note			1,177,780

Net cash provided by financing activities	-	-	1,985,441

Net (decrease) increase in cash	(5,617)	(24,114)	11,527
Cash, beginning of period	17,144	121,785	-
Cash, end of period	$11,527	$97,671	$11,527

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Transaction Management, Inc. ( “we”, “us”, “our company”, “our”, “First Transaction” or the “ Company ”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750  and 18,750 common share equivalents at March 31, 2009 and 2008, respectively. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through May of 2009. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2009 to the Three Month Period Ended March 31, 2008

We had no revenues from consulting services in the quarters ended March 31, 2009 or 2008 attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $29,114 in 2008 to $18,025 in 2009, a decrease of $11,089, or 38%. The decrease results primarily from a decrease in consulting fees. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $15,471 in 2008 with no interest expense in 2009. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter of 2008.

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

Liquidity and Capital Resources

As of March 31, 2009 we had a working capital deficit of $28,363. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. While our cash on hand on April 30, 2009 of approximately $5,000 will satisfy our immediate financial needs, it may not be sufficient to provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next three months, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this Quarterly Report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Quarterly Report or presented elsewhere by management from time to time.

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

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our CEO and Chief Financial Officer (Principal Accounting Officer)), as of the end of the period covered by this report, our CEO and Principal Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Lawrence Chimerine, Chief Executive Officer and Principal
Accounting Officer and Director

Dated: May 15, 2009