Form 10-Q
period 2009-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2009-08-17
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of August 10, 2009 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended June 30, 2009

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2008 and June 30, 2009 (unaudited at June 30, 2009)	4

	Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period March 25, 1999 (inception) to June 30, 2009 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to June 30, 2009 (unaudited)	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period March 25, 1999 (inception) to June 30, 2009 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T	Controls and Procedures	14

PART II	Other Information	15

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		15

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares ”.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2009), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2009 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2009.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$306	$17,144

Total assets	$306	$17,144

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$48,844	$27,482

Total current liabilities	48,844	27,482

Loan payable - stockholder	-	-

Total liabilities	48,844	27,482

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,543,658)	(2,505,458)

Total deficiency in stockholders' equity	(48,538)	(10,338)

Total liabilities and deficiency in stockholders' equity	$306	$17,144

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					For the Period
					March 25, 1999
					(Inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2009	2008	2009	2008	2009

Fees - consulting	$-	$-	$-	$-	$534,634

Operating expenses	20,175	33,174	38,200	79,249	1,588,222
Depreciation and amortization	-	-	-	-	277,177
Write-off of intangibles	-	-	-	-	776,065

Total expense	20,175	33,174	38,200	79,249	2,641,464

Loss from operations before other income and interest expense	(20,175)	(33,174)	(38,200)	(79,249)	(2,106,830)

Gain on distribution of shares	-	1,750	-	1,750	1,750
Other income	-	-	-	-	5,879
Interest expense, net	-	(15,415)	-	(30,886)	(444,457)

Loss before income taxes	(20,175)	(46,839)	(38,200)	(108,385)	(2,543,658)

Provision for income taxes	-	-	-	-	-

Net loss	$(20,175)	$(46,839)	$(38,200)	$(108,385)	$(2,543,658)

Net loss per basic and diluted share	$(0.01)	$(0.12)	$(0.03)	$(0.29)

Weighted average shares outstanding, basic and diluted	1,515,920	391,288	1,515,920	377,146

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
MARCH 25, 1999 (INCEPTION) to JUNE 30, 2009

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss (Unaudited)		-	-	-	(38,200)	(38,200)

Balance, June 30, 2009 (Unaudited)		1,515,920	$15,159	$2,479,961	$(2,543,658)	$(48,538)

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Six Months ended June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(38,200)	$(108,385)	$(2,543,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	18,125	66,905
Gain on reduction of stockholder loan	-	(1,750)	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	21,362	5,000	48,844
Accrued interest	-	30,886	278,872

Net cash used in operating activities	(16,838)	(56,124)	(1,080,996)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Proceeds from stockholder note	-	-	1,177,780

Net cash provided by financing activities	-	-	1,985,441

Net (decrease) increase in cash	(16,838)	(56,124)	306
Cash, beginning of period	17,144	121,785	-
Cash, end of period	$306	$65,661	$306

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Transaction Management, Inc. (“we”, “us”, “our company”, “our”, “First Transaction” or the “the Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

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

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 and 18,750 common share equivalents at June 30, 2009 and 2008, respectively. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future financial statements.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through August of 2009. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended June 30, 2009 to the Three Month Period Ended June 30, 2008

We had no revenues from consulting services in the quarters ended June 30, 2009 or 2008 attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $33,174 in 2008 to $20,175 in 2009, a decrease of $12,999, or 39%. The decrease results primarily from a decrease in consulting fees. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $15,415 in 2008 with no interest expense in 2009. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter of 2008.

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

Comparison of the Six Month Period Ended June 30, 2009 to the Six Month Period Ended June 30, 2008

We had no revenues from consulting services in the six month periods ended June 30, 2009 or 2008 attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $79,249 in 2008 to $38,200 in 2009, a decrease of $41,049, or 52%. The decrease results primarily from a decrease in consulting fees. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $30,886 in 2008 with no interest expense in 2009. The decrease resulted from the conversion of the underlying debt and related accrued interest into common stock during the third quarter of 2008.

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

Liquidity and Capital Resources

As of June 30, 2009 we had a working capital deficit of $48,538. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. Our cash on hand on July 31, 2009 of approximately $300 is insufficient to satisfy our immediate financial needs or provide us with sufficient capital to maintain our business and to finance acquisitions. Accordingly, within the next month, management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Dated: August 14, 2009