Form 10-K
period 2009-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2010-03-31
CIK 1096613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2009.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       ☒   Yes ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 16, 2010 was 1,515,920.

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST TRANSACTION MANAGEMENT, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

PART I

We urge you to read this entire Annual Report on Form 10-K, including the” Risk Factors” section and the financial statements and related notes included herein.  As used in this Annual Report, unless context otherwise requires, the words “we,” “us,” “our,” “the Company,” “First Transaction Management” and “Registrant” refer to First Transaction Management, Inc.  Also, any reference to “common shares” or “common stock” refers to our $0.01 par value common stock.

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

Where to Find More Information

We make our public filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all exhibits and amendments to these reports.  These materials are available on the SEC’s web site, http://www.sec.gov . You may also read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Alternatively, you may obtain copies of these filings, including exhibits, by writing or telephoning us at: First Transaction Management, Inc., c/o Castle Bison, Inc., 31200 Via Colinas, Suite 200, Westlake Village, CA 91362, (818) 597-7552.

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

ITEM 2.           PROPERTIES

Our   executive offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362.  We shares office space with one of our larger shareholders, Castle Bison, Inc., who has agreed to waive the payment of any rent for use of the facilities.

ITEM 3.           LEGAL PROCEEDINGS

As of the date of this Annual Report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.           REMOVED AND RESERVED

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

Holders

As of March 17, 2010 our common stock was held by approximately 143 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 68,304 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

None.

Equity Compensation Plan Information

The following table sets forth information with respect to our 1999 & 2001 Stock Plans as of December 31, 2009.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders
1999 Incentive Program	—	$—	1,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
2001 Stock Option Plan	—	—	750,000
Total	—	$—	1,750,000

ITEM 6.          SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

We had no revenues from consulting services in the years ended December 31, 2009 or 2008 attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $145,987 in 2008 to $85,229 in 2009, a decrease of $60,758, or 42%. Increases in professional fees of $2,400 and compensation expense of $6,000 were offset by decreases in consulting fees of $15,448 and administrative expenses of $53,710. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $459 in 2009 and $36,130 in 2008. The decrease results primarily from the conversion of debt and related accrued interest into common stock during the third quarter of 2008.

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

Liquidity and Capital Resources

As of December 31, 2009 we had a working capital deficit of $71,026. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matures on August 19, 2011. Our cash on hand on March 15, 2009 of approximately $12,000 is sufficient to satisfy our immediate financial needs through June of 2010 but is insufficient to maintain our business and to finance acquisitions. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Transaction Management, Inc.

We have audited the accompanying balance sheets of First Transaction Management, Inc. (the Company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008. First Transaction Management, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Transaction Management, Inc.   as of December 31, 2009 and 2008, and the results of its operations, its statement of changes in stockholder’s equity and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

COLABELLA & COMPANY, LLP
Brooklyn, New York
March 31, 2010

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

Assets

Current assets:
Cash	$14,185	$17,144

Total assets	$14,185	$17,144

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$84,752	$27,482
Accrued interest - stockholder	459	-

Total current liabilities	85,211	27,482

Note payable - stockholder	25,000	-

Total liabilities	110,211	27,482

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized,
1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,591,146)	(2,505,458)

Total deficiency in stockholders' equity	(96,026)	(10,338)

Total liabilities and deficiency in stockholders' equity	$14,185	$17,144

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2009	2008	2009

Fees - consulting	$-	$-	$534,634

Operating expenses	85,229	145,987	1,635,251
Depreciation and amortization	-	-	277,177
Write-off of intangibles	-	-	776,065

Total expense	85,229	145,987	2,688,493

(Loss) income from operations before
other income and interest expense	(85,229)	(145,987)	(2,153,859)

Gain on distribution of shares	-	1,750	1,750
Other income	-	138	5,879
Interest expense, net	(459)	(36,130)	(444,916)

(Loss) income before income taxes	(85,688)	(180,229)	(2,591,146)

Provision for income taxes	-	-	-

Net (loss) income	(85,688)	(180,229)	(2,591,146)

Net (loss) income per basic and diluted share	$(0.06)	$(0.25)

Weighted average shares outstanding,
basic and diluted	1,515,920	731,193

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
 MARCH 25, 1999 (INCEPTION) to DECEMBER 31, 2009

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in
spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion
of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	$15,159	$2,479,961	$(2,591,146)	$(96,026)

FIRST TRANSACTION MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(85,688)	$(180,229)	$(2,591,146)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	19,225	66,905
Gain on reduction of stockholder loan	-	(1,750)	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	57,270	(27,518)	84,752
Accrued interest	459	36,131	279,331

Net cash used in operating activities	(27,959)	(154,141)	(1,092,117)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	49,500	841,925
Proceeds from stockholder note	25,000	-	1,202,780

Net cash provided by financing activities	25,000	49,500	2,010,441

Net increase (decrease) in cash	(2,959)	(104,641)	14,185
Cash, beginning of period	17,144	121,785	-
Cash, end of period	$14,185	$17,144	$14,185

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:

Stockholder debt and interest converted
to common stock	$-	$1,050,663

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Transaction Management, Inc. (“we”, “us”, “our company”, “our”, “First Transaction” or the “the Company”) was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

We are a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

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

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts. We do not have any cash equivalents at December 31, 2009 or 2008.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at December 31, 2009 and 2008. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

Fair value of financial instruments

In April 2009, we adopted new accounting guidance for our interim period ended June 30, 2009 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Our short-term financial instruments, including cash, accounts payable and note payable, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our long term note is based on management estimates and reasonably approximates its book value after comparison to obligations with similar interest rates and maturities.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the new guidance during the quarter ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

Note Payable - Stockholder

On August 19, 2009 we executed a $25,000 promissory note with a stockholder. The note bears interest at 5% per year and matures on August 19, 2011. Interest is payable at maturity. Accrued interest at September 30, 2009 is $144.

Loans Payable to Shareholder

On July 12, 2000, the Company entered into a loan agreement with an officer and director, which provided for the repayment of the outstanding balance plus accrued simple interest at eight percent per annum on the loan balance. The note and accompanying security agreement provided a first lien over all the Company’s assets, including equipment, intellectual property and liquid assets. The note holder was entitled to convert some or all of the entire outstanding obligation, plus accrued but unpaid interest, into shares of the Company’s common stock at the rate of $1.60 per share. From inception through June 30, 2008, the lender advanced $1,248,541 of which $475,000 of this amount has been converted into common stock equity.

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

NOTE 4 – WARRANTS

At December 31, 2009 and 2008 we have outstanding common stock warrants to purchase 13,750 shares of our common stock at $30.00 per share. These warrants expire January 18, 2013.

Transactions involving our warrant issuances are summarized as follows:

	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	13,750	$30.00	18,750	$30.00
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	30.00	(5,000)	30.00
Outstanding at end of the period	13,750	$30.00	13,750	$30.00
Exercisable at end of the period	13,750	$30.00	13,750	$30.00

NOTE 5 - INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Net operating losses for tax purposes of approximately $2,340,000 at December 31, 2009 are available for carryover. The net operating losses will expire in 2029. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $30,000 in 2009 and increased by $128,000 in 2008. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2009 and 2008 follows.

Significant components of deferred tax assets and liabilities are as follows:
	2009	2008

Deferred tax assets:
Net operating loss carryforward	796,000	766,000
Valuation allowance	(796,000)	(766,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Temporary differences	0%	1%
Non-deductible items	-0%	10%
Valuation allowance	34%	23%

Effective income tax rate	0%	0%

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855 “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective at that reasonable level of assurance.

ITEM 9B         OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Lawrence Chimerine	President of Radnor International Consulting, Inc.	69	8/08

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

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Lawrence Chimerine	Chief Executive Officer and Chief Financial Officer	69	8/08

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

Board Leadership Structure & Diversity

The Board does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for our company and business at that time.   The Board believes that its current leadership structure, with Mr. Chimerine serving as both chief executive officer and board chairman, is appropriate given our shell status and limited operations.

Our risk management program is overseen by our Chief Executive Officer and sole board member.

We do not have a formal policy with regard to the consideration of diversity in identifying Director nominees.

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

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Lawrence Chimerine Chief Executive Officer	2009	$12,000	(1)							$12,000
	2008	$3,000	(1)							$3,000

Susan Schreter Chief Executive Officer	2008	$14,237								$14,237

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

Securities authorized for issuance under equity compensation plans

Information regarding shares authorized for issuance under equity compensation plans approved and not approved by stockholders required by this Item are incorporated by reference from Item 5 of this Annual Report from the section entitled “ Equity Compensation Plan Information .”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2010, information regarding beneficial ownership of our capital stock by:

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

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 1,515,920 shares of common stock issued and outstanding as of March 16, 2010.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2009 and 2008 fiscal years:

Type of Fees	2009	2008

Audit Fees	$8,500	$10,000

Audit Related Fees	7,500	7,500

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$16,000	$17,500

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Colabella & Company LLP and has determined that the provision of such services to us during 2009 and 2008 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Colabella & Company LLP did not provide us with any services, other than those listed above.

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

FIRST TRANSACTION MANAGEMENT, INC

Dated: March 31, 2010	By:	/S/ Lawrence Chimerine
Lawrence Chimerine Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Chimerine	Chief Executive Officer and Principal Accounting Officer and Director	March 31, 2010
Lawrence Chimerine	(Principal executive officer and Principal financial and accounting officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation dated March 25, 1999		10SB12G	3.1	000-27615	10/13/99

3.02	Certificate of Amendment dated September 24, 1999		10SB12G	3.2	000-27615	10/13/99

3.03	Certificate of Amendment filed August 20, 2001		10KSB	3.3	000-27615	8/24/07

3.04	Bylaws		10SB12G	3.4	000-27615	10/13/99

4.01	1999 Incentive Stock Plan		10SB12G/A	4.1	000-27615	11/24/99

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.