Form 10-Q
period 2010-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2010-05-17
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of May 10, 2010 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended March 31, 2010

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2009 and March 31, 2010 (unaudited at March 31, 2010)	3

	Condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period March 25, 1999 (inception) to March 31, 2010 (unaudited)	4

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to March 31, 2010 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period March 25, 1999 (inception) to March 31, 2010 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4	Controls and Procedures	13

PART II	Other Information	14

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

Signatures		14

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “ common shares ”.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the three-month interim period ended March 31, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2010.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$11,711	$14,185

Total assets	$11,711	$14,185

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$102,514	$84,752
Accrued interest - stockholder	767	459

Total current liabilities	103,281	85,211

Note payable - stockholder	25,000	25,000

Total liabilities	128,281	110,211

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,611,690)	(2,591,146)

Total deficiency in stockholders' equity	(116,570)	(96,026)

Total liabilities and deficiency in stockholders' equity	$11,711	$14,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
			For the Period
			March 25, 1999
			(Inception) to
	Three Months ended March 31,		March 31,
	2010	2009	2010

Fees - consulting	$-	$-	$534,634

Operating expenses	20,236	18,025	1,655,487
Depreciation and amortization	-	-	277,177
Write-off of intangibles	-	-	776,065

Total expense	20,236	18,025	2,708,729

(Loss) income from operations before other income and interest expense	(20,236)	(18,025)	(2,174,095)

Gain on distribution of shares	-	-	1,750
Other income	-	-	5,879
Interest expense, net	(308)	-	(445,224)

(Loss) income before income taxes	(20,544)	(18,025)	(2,611,690)

Provision for income taxes	-	-	-

Net (loss) income	(20,544)	(18,025)	(2,611,690)

Net (loss) income per basic and diluted share	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	1,515,920	1,515,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
 MARCH 25, 1999 (INCEPTION) to MARCH 31, 2010

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in
spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion
of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	15,159	2,479,961	(2,591,146)	(96,026)

Net loss (Unaudited)		-	-	-	(20,544)	(20,544)

Balance, March 31, 2010 (Unaudited)		1,515,920	$15,159	$2,479,961	$(2,611,690)	$(116,570)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Three Months ended March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(20,544)	$(18,025)	$(2,611,690)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	17,762	12,408	102,514
Accrued interest	308	-	279,639

Net cash used in operating activities	(2,474)	(5,617)	(1,094,591)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Proceeds from stockholder note	-	-	1,202,780

Net cash provided by financing activities	-	-	2,010,441

Net increase (decrease) in cash	(2,474)	(5,617)	11,711
Cash, beginning of period	14,185	17,144	-
Cash, end of period	$11,711	$11,527	$11,711

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intrgral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at March 31, 2010 and 2009. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

Recent Accounting Pronouncements

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through May of 2010. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2010 to the Three Month Period Ended March 31, 2009

We had no revenue in the quarters ended March 31, 2010 or 2009. Operating expenses increased from $18,025 in 2009 to $20,236 in 2010, an increase of $2,211, or 12%. The increase results from an increase in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $308 in 2010 and $0 in 2009. The increase results from a loan received from a stockholder during the third quarter of 2009.

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

Liquidity and Capital Resources

As of March 31, 2010 we had a working capital deficit of $91,570. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matures on August 19, 2011. Our cash on hand on May 10, 2010 of approximately $2,500 is sufficient to satisfy our immediate financial needs or provide us with sufficient capital to maintain our business and to finance acquisitions through May of 2010. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Dated: May 17, 2010