Form 10-Q
period 2010-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2010-08-13
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 31, 2010 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended June 30, 2010

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2009 and June 30, 2010 (unaudited at June 30, 2010)	4

	Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period March 25, 1999 (inception) to June 30, 2010 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to June 30, 2010 (unaudited)	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period March 25, 1999 (inception) to June 30, 2010 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	Other Information	15

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	(Removed and Reserved)	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		15

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “ common shares ”or “common stock.”  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2010.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$3,042	$14,185

Total assets	$3,042	$14,185

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$108,325	$84,752
Accrued interest - stockholder	1,079	459
Advance payable	3,600	-

Total current liabilities	113,004	85,211

Note payable - stockholder	25,000	25,000

Total liabilities	138,004	110,211

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,630,082)	(2,591,146)

Total deficiency in stockholders' equity	(134,962)	(96,026)

Total liabilities and deficiency in stockholders' equity	$3,042	$14,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					March 25, 1999
					(Inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2010	2009	2010	2009	2010

Fees - consulting	$-	$-	$-	$-	$534,634

Operating expenses	18,080	20,175	38,316	38,200	1,673,567
Depreciation and amortization	-	-	-	-	277,177
Write-off of intangibles	-	-	-	-	776,065

Total expense	18,080	20,175	38,316	38,200	2,726,809

Loss from operations before other income and interest expense	(18,080)	(20,175)	(38,316)	(38,200)	(2,192,175)

Gain on distribution of shares	-	-	-	-	1,750
Other income	-	-	-	-	5,879
Interest expense, net	(312)	-	(620)	-	(445,536)

Loss before income taxes	(18,392)	(20,175)	(38,936)	(38,200)	(2,630,082)

Provision for income taxes	-	-	-	-	-

Net loss	$(18,392)	$(20,175)	(38,936)	$(38,200)	(2,630,082)

Net loss per basic and diluted share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding, basic and diluted	1,515,920	1,515,920	1,515,920	1,515,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
MARCH 25, 1999 (INCEPTION) to June 30, 2010

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in
spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion
of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	15,159	2,479,961	(2,591,146)	(96,026)

Net loss (Unaudited)		-	-	-	(38,936)	(38,936)

Balance, June 30, 2010 (Unaudited)		1,515,920	$15,159	$2,479,961	$(2,630,082)	$(134,962)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Six Months ended June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(38,936)	$(38,200)	$(2,630,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	23,573	21,362	108,325
Accrued interest	620	-	279,951

Net cash used in operating activities	(14,743)	(16,838)	(1,106,860)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Advance payable	3,600		3,600
Proceeds from stockholder note	-	-	1,202,780

Net cash provided by financing activities	3,600	-	2,014,041

Net increase (decrease) in cash	(11,143)	(16,838)	3,042
Cash, beginning of period	14,185	17,144	-
Cash, end of period	$3,042	$306	$3,042

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intrgral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

First Transaction Management, Inc. ( “we”, “us”, “our company”, “our”, “First Transaction” or the “ the Company” ) was incorporated in the State of Delaware on March 25, 1999 as Creative Products International, Inc. The Company was a subsidiary of another corporation until December 23, 1999, when it was spun-off. In 2002, we changed our name to First Transaction Management, Inc. to more directly reflect our business interests in web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our efforts in those areas and are currently seeking new economic opportunities, including a merger transaction.

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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at June 30, 2010 and 2009. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Overview

First Transaction Management, Inc. (the “Company”), a development stage company, was incorporated in the State of Delaware on March 25, 1999 to develop certain consumer products and web based promotion and transaction processing management services. Effective December 31, 2004, we discontinued our business efforts related to web based promotion management services and are currently seeking new economic opportunities, including a merger transaction. From 2002 to 2007, we generated ancillary revenues from general business consulting services to support its nominal operations. We currently have no revenue generating activities.

On August 1, 2008 we effected a 1 for 20 reverse split of our common stock. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

On August 14, 2008, one of our shareholders (the “Seller”) sold 262,798 previously issued and outstanding post-split shares of our common stock, comprising approximately 65.82% of our post-split issued and outstanding capital stock, and a Secured Promissory Note (the “Note”) payable to the Seller that was convertible into 656,665 post-split shares of our common stock, for the aggregate purchase price of $600,000 (for the outstanding shares and the Note). The Note and related accrued interest was converted into 656,665 shares of common stock during August 2008. As a result of the sale, our officers and board of directors resigned and our current officer and director was appointed.

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

Results of Operations

Comparison of the Three Month Period Ended June 30, 2010 to the Three Month Period Ended June 30, 2009

We had no revenue in the quarters ended June 30, 2010 or 2009. Operating expenses decreased from $20,175 in 2009 to $18,080 in 2010, a decrease of $2,095, or 10%. The decrease results from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $312 in 2010 and $0 in 2009. The increase results from a loan received from a stockholder during the third quarter of 2009.

As our current focus is on our Acquisition Strategy, we do not believe that quarter to quarter and year to year comparisons of our historical results of operations are meaningful in predicting our future financial performance. We currently have no revenue generating activities. Accordingly, it is anticipated that our results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

Comparison of the Six Month Period Ended June 30, 2010 to the Six Month Period Ended June 30, 2009

We had no revenue in the six month periods ended June 30, 2010 or 2009. Operating expenses increased from $38,200 in 2009 to $38,316 in 2010, an increase of $116. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $620 in 2010 and $0 in 2009. The increase results from a loan received from a stockholder during the third quarter of 2009.

As our focus is on our Acquisition Strategy, we do not believe that quarter to quarter and year to year comparisons of our historical results of operations are meaningful in predicting our future financial performance. We currently have no revenue generating activities. Accordingly, it is anticipated that our results of operations will fluctuate from quarter to quarter and from fiscal year to fiscal year.

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

Liquidity and Capital Resources

As of June 30, 2010 we had a working capital deficit of $109,962. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matures on August 19, 2011. Our cash on hand on July 31, 2010 of approximately $3,000 is sufficient to satisfy our immediate financial needs or provide us with sufficient capital to maintain our business and to finance acquisitions through August of 2010. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Item 4.  (Removed and Reserved)

          None
Item 5.  Other Information

          None

Item 6.   Exhibits

31.1 Certification of the Chief Executive and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Executive and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2 Certification of the Chief Executive and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, duly authorized.

FIRST TRANSACTION MANAGEMENT, INC.

By:	/s/ Lawrence Chimerine
Lawrence Chimerine, Chief Executive Officer and Principal
Accounting Officer and Director

Dated: August 13, 2010