Form 10-Q
period 2010-09-30
FIRST TRANSACTION MANAGEMENT INC
filed 2010-11-15
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 31, 2010 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended September 30, 2010

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2009 and September 30, 2010 (unaudited at September 30, 2010)	4

	Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period March 25, 1999 (inception) to September 30, 2010 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to September 30, 2010 (unaudited)	6

	Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period March 25, 1999 (inception) to September 30, 2010 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	Other Information	15

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	(Removed and Reserved)	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		15

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “the company”, “we”, “us”, “our” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares” or “common stock .”  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2010), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the nine-month interim period ended September 30, 2010 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2010.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current assets:
Cash	$9,857	$14,185

Total assets	$9,857	$14,185

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$123,325	$84,752
Accrued interest - stockholder	1,460	459
Advance payable	3,600	-
Note payable - stockholder	25,000	-

Total current liabilities	153,385	85,211

Note payable - stockholder	10,000	25,000

Total liabilities	163,385	110,211

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,648,648)	(2,591,146)

Total deficiency in stockholders' equity	(153,528)	(96,026)

Total liabilities and deficiency in stockholders' equity	$9,857	$14,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					March 25, 1999
					(Inception) to
	Three Months ended September 30,		Nine Months ended September 30,		September 30,
	2010	2009	2010	2009	2010

Fees - consulting	$-	$-	$-	$-	$534,634

Operating expenses	18,185	20,180	56,501	58,380	1,691,752
Depreciation and amortization	-	-	-	-	277,177
Write-off of intangibles	-	-	-	-	776,065

Total expense	18,185	20,180	56,501	58,380	2,744,994

Loss from operations before other income and interest expense	(18,185)	(20,180)	(56,501)	(58,380)	(2,210,360)

Gain on distribution of shares	-	-	-	-	1,750
Other income	-	-	-	-	5,879
Interest expense, net	(381)	(144)	(1,001)	(144)	(445,917)

Loss before income taxes	(18,566)	(20,324)	(57,502)	(58,524)	(2,648,648)

Provision for income taxes	-	-	-	-	-

Net loss	$(18,566)	$(20,324)	(57,502)	$(58,524)	(2,648,648)

Net loss per basic and diluted share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding, basic and diluted	1,515,920	1,515,920	1,515,920	1,515,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
MARCH 25, 1999 (INCEPTION) to SEPTEMBER 30, 2010

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	15,159	2,479,961	(2,591,146)	(96,026)

Net loss (Unaudited)		-	-	-	(57,502)	(57,502)

Balance, September 30, 2010 (Unaudited)		1,515,920	$15,159	$2,479,961	$(2,648,648)	$(153,528)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Nine Months ended September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(57,502)	$(58,524)	$(2,648,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	38,573	36,506	123,325
Accrued interest	1,001	-	280,332

Net cash used in operating activities	(17,928)	(22,018)	(1,110,045)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Advance payable	3,600		3,600
Proceeds from stockholder note	10,000	25,000	1,212,780

Net cash provided by financing activities	13,600	25,000	2,024,041

Net increase (decrease) in cash	(4,328)	2,982	9,857
Cash, beginning of period	14,185	17,144	-
Cash, end of period	$9,857	$20,126	$9,857

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intrgral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at September 30, 2010 and 2009. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

NOTE 3 – NOTE PAYABLE – STOCKHOLDER

On August 13, 2010 we executed a $10,000 promissory note with a stockholder. The note bears interest at 5% per year and matures on August 13, 2012. Interest is payable at maturity.

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

We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth ("Acquisition Strategy"). We will engage in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only through March of 2011. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended September 30, 2010 to the Three Month Period Ended September 30, 2009

We had no revenue in the quarters ended September 30, 2010 or 2009. Operating expenses decreased from $20,180 in 2009 to $18,185 in 2010, a decrease of $1,995, or 10%. The decrease results from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $381 in 2010 and $144 in 2009. The increase results from a loan received from a stockholder during the third quarter of 2010.

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

Comparison of the Nine Month Period Ended September 30, 2010 to the Nine Month Period Ended September 30, 2009

We had no revenue in the nine month periods ended September 30, 2010 or 2009. Operating expenses decreased from $58,380 in 2009 to $56,501 in 2010, a decrease of $1,879, or 3%. The decrease results from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $1,001 in 2010 and $144 in 2009. The increase results from loans received from a stockholder during each of the third quarters of 2010 and 2009.

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

Plan of Operation

We are pursuing an Acquisition Strategy, whereby we will seek to acquire undervalued businesses in markets that provide room for growth. We will primarily engage in identifying, investigating and, if investigation warrants, acquiring companies that will increase shareholder value. Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) offers the opportunity to achieve and/or enhance profitability, and (5) increases shareholder value.

Liquidity and Capital Resources

As of September 30, 2010 we had a working capital deficit of $143,528. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matures on August 19, 2011. On August 13, 2010 we executed a second promissory note with a stockholder in the amount of $10,000. The note bears interest at 5% per year and matures on August 13, 2012. Our cash on hand on at October 31, 2010 of approximately $9,800 is sufficient to satisfy our immediate financial needs or provide us with sufficient capital to maintain our business and to finance acquisitions through March of 2011. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

We have limited resources. We are pursuing an acquisition strategy, whereby we will seek to acquire undervalued businesses.  The implementation of our strategy is highly dependent on retaining professionals such as lawyers, accountants and investment bankers to consummate any proposed transaction.  As a result of our limited resources, we may not have sufficient capital to retain such professionals and as a result, may not be able to successfully implement our strategy.

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

Dated: November 15, 2010