Form 10-K
period 2010-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2011-03-31
CIK 1096613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

Commission File Number 000-27615

FIRST TRANSACTION MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2158936
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

c/o Castle Bison, Inc.
31200 Via Colinas, Suite 200
Westlake Village, CA
(Address of principal executive offices)

Registrant’s telephone number, including area code (818)597-7552

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       ☐    Yes ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of Registrant’s common stock, $0.01 par value at March 16, 2011 was 1,515,920.

DOCUMENTS INCORPORATED BY REFERENCE

None

FIRST TRANSACTION MANAGEMENT, INC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

7

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

Employees

We have a total of 1 employee which includes our Chief Executive Officer. Our employee is considered a part-time employee. We do not have any employees represented by a union or other collective bargaining group. We consider our relations with our employee to be good.

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

Our   executive offices are located at 31200 Via Colinas, Suite 200, Westlake Village, CA 91362.  We share office space with one of our larger shareholders, Castle Bison, Inc., who has agreed to waive the payment of any rent for use of the facilities. Our use of the space is minimal.

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

Market Information

Our Common Stock is sporadically traded on the Over-the-Counter Bulletin Board under the symbol “FMNG”.  As a result of our sporadic trading, lack of liquidity and limited public float, we have determined that no established public trading market for a class of common exists.

Holders

As of March 17, 2011 our common stock was held by approximately 143 record holders. Notwithstanding, we believe our actual number of shareholders may be significantly higher as 68,304 shares are currently being held in street name.

Dividends

We have not paid any cash dividends to date, and we have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.

None.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2001 Stock Plan as of December 31, 2010.

	(a)	(b)	(c)
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available or Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans not approved by security holders
2001 Stock Option Plan	—	—	750,000
Total	—	—	750,000

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information as to selected financial data as we are considered a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

We had no revenues from consulting services in the years ended December 31, 2010 or 2009 attributable to lack of consulting client service activity since late 2007. Operating expenses decreased from $85,229 in 2009 to $81,719 in 2010, a decrease of $3,510, or 4%, resulting from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $1,442 in 2010 and $459 in 2009. The increase results from loans received from a stockholder during each of the third quarters of 2010 and 2009.

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

Liquidity and Capital Resources

As of December 31, 2010 we had a working capital deficit of $169,187. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matures on August 19, 2011. On August 13, 2010 we executed a second promissory note with a stockholder in the amount of $10,000. The note bears interest at 5% per year and matures on August 13, 2012. Our cash on hand on at March 15, 2011 of approximately $5,600 is insufficient to satisfy our immediate financial needs or provide us with sufficient capital to maintain our business and to finance acquisitions. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Transaction Management, Inc.

We have audited the accompanying balance sheets of First Transaction Management, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010. First Transaction Management, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Transaction Management, Inc.  as of December 31, 2010 and 2009, and the results of its operations, its statement of changes in stockholder’s equity and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

COLABELLA & COMPANY, LLP
Brooklyn, New York
March 22, 2011

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Assets

Current assets:
Cash	$6,817	$14,185

Total assets	$6,817	$14,185

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$145,503	$84,752
Accrued interest - stockholder	1,901	459
Advance payable	3,600	-
Note payable - stockholder	25,000	-

Total current liabilities	176,004	85,211

Note payable - stockholder	10,000	25,000

Total liabilities	186,004	110,211

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,674,307)	(2,591,146)

Total deficiency in stockholders' equity	(179,187)	(96,026)

Total liabilities and deficiency in stockholders' equity	$6,817	$14,185

The accompanying notes are an integral part of these financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2010	2009	2010

Fees - consulting	$-	$-	$534,634

Operating expenses	81,719	85,229	1,716,970
Depreciation and amortization	-	-	277,177
Write-off of intangibles	-	-	776,065

Total expense	81,719	85,229	2,770,212

Loss from operations before other income and interest expense	(81,719)	(85,229)	(2,235,578)

Gain on distribution of shares	-	-	1,750
Other income	-	-	5,879
Interest expense, net	(1,442)	(459)	(446,358)

Loss before income taxes	(83,161)	(85,688)	(2,674,307)

Provision for income taxes	-	-	-

Net loss	(83,161)	(85,688)	(2,674,307)

Net loss per basic and diluted share	$(0.05)	$(0.06)

Weighted average shares outstanding, basic and diluted	1,515,920	1,515,920

The accompanying notes are an integral part of these financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
MARCH 25, 1999 (INCEPTION) to DECEMBER 31, 2010

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in
spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	15,159	2,479,961	(2,591,146)	(96,026)

Net loss		-	-	-	(83,161)	(83,161)

Balance, December 31, 2010		1,515,920	$15,159	$2,479,961	$(2,674,307)	$(179,187)

The accompanying notes are an integral part of these financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the Period
			March 25, 1999
			(Inception) to
	Years ended December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(83,161)	$(85,688)	$(2,674,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	60,751	57,270	145,503
Accrued interest	1,442	459	280,773

Net cash used in operating activities	(20,968)	(27,959)	(1,113,085)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Advance payable	3,600	-	3,600
Proceeds from stockholder note	10,000	25,000	1,212,780

Net cash provided by financing activities	13,600	25,000	2,024,041

Net increase (decrease) in cash	(7,368)	(2,959)	6,817
Cash, beginning of period	14,185	17,144	-
Cash, end of period	$6,817	$14,185	$6,817

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts. We do not have any cash equivalents at December 31, 2010 or 2009.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. We place our cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Earnings (Loss) Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at December 31, 2010 and 2009. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable - Stockholder

On August 13, 2010 we executed a $10,000 promissory note with a stockholder. The note bears interest at 5% per year and matures on August 13, 2012. Interest is payable at maturity.

On August 19, 2009 we executed a $25,000 promissory note with a stockholder. The note bears interest at 5% per year and matures on August 19, 2011. Interest is payable at maturity.

NOTE 4 – WARRANTS

At December 31, 2010 and 2009 we have outstanding common stock warrants to purchase 13,750 shares of our common stock at $30.00 per share. These warrants expire January 18, 2013.

Transactions involving our warrant issuances are summarized as follows:

	2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	13,750	$30.00	13,750	$30.00
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	13,750	$30.00	13,750	$30.00
Exercisable at end of the period	13,750	$30.00	13,750	$30.00

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

Net operating losses for tax purposes of approximately $2,423,000 at December 31, 2010 are available for carryover. The net operating losses will expire in 2030. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by $28,000 in 2010 and increased by $30,000 in 2009. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2010 and 2009 follows.

Significant components of deferred tax assets and liabilities are as follows:
	2010	2009

Deferred tax assets:
Net operating loss carryforward	824,000	796,000
Valuation allowance	(824,000)	(796,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Valuation allowance	34%	34%

Effective income tax rate	0%	0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as a guide. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

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

Directors

The following sets forth our current directors and information concerning their ages and background. All directors hold office until the next annual meeting of stockholders and until their respective successors are elected, except in the case of death, resignation or removal:

Name	Principal Occupation	Age	Director Since
Lawrence Chimerine	President of Radnor International Consulting, Inc.	70	8/08

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

Executive Officers and Significant Employees

The following sets forth our current executive officers and information concerning their age and background:

Name	Position	Age	Position Since
Lawrence Chimerine	Chief Executive Officer and Chief Financial Officer	70	8/08

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

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)	Option Award ($) (f)(2)	Nonequity Incentive Plan compensation ($) (g)	Non-qualified deferred compensation earning ($) (h)	All other Compensation ($) (i)(1)	Total ($) (j)

Lawrence Chimerine Chief Executive Officer	2010	$12,000	(1)							$12,000
	2009	$12,000	(1)							$12,000

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2011, information regarding beneficial ownership of our capital stock by:

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

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant. There are 1,515,920 shares of common stock issued and outstanding as of March 16, 2011.

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

On May 27, 2008, the Company distributed 200 shares of stock it held in China Bio Energy Holding Group Co., Inc., an unaffiliated company, to Ms. Schreter. The total value of these shares on the date of distribution was $1,750 and was applied against the outstanding principal balance of the note payable to such officer and director. The outstanding principal balance of the note payable was $771,791 as of such date.

In connection with the change of control described in our Current Report on Form 8-K filed on August 19, 2008, the purchasers converted the outstanding balance of the note of $1,055,663 (including accrued interest) into 656,665 shares of common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the approximate aggregate fees billed to us or expected to be billed to us by our independent auditors for our 2010 and 2009 fiscal years:

Type of Fees	2010	2009

Audit Fees	$8,500	$8,500

Audit Related Fees	7,500	7,500

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$16,000	$16,000

Pre-Approval of Independent Auditor Services and Fees

Our board of directors reviewed and pre-approved all audit and non-audit fees for services provided by Colabella& Company LLP and has determined that the provision of such services to us during 2010 and 2009 is compatible with and did not impair independence. It is the practice of the audit committee to consider and approve in advance all auditing and non-auditing services provided to us by our independent auditors in accordance with the applicable requirements of the SEC. Colabella & Company LLP did not provide us with any services, other than those listed above.

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

FIRST TRANSACTION MANAGEMENT, INC

Dated: March 31, 2011	By:	/S/ Lawrence Chimerine
Lawrence Chimerine Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Chimerine	Chief Executive Officer and Principal Accounting Officer and Director	March 31, 2011
Lawrence Chimerine	(Principal executive officer and Principal financial and accounting officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation dated March 25, 1999		10SB12G	3.1	000-27615	10/13/99

3.02	Certificate of Amendment dated September 24, 1999		10SB12G	3.2	000-27615	10/13/99

3.03	Certificate of Amendment filed August 20, 2001		10KSB	3.3	000-27615	8/24/07

3.04	Bylaws		10SB12G	3.4	000-27615	10/13/99

4.01	1999 Incentive Stock Plan		10SB12G/A	4.1	000-27615	11/24/99

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.