Form 10-K/A
period 2010-12-31
FIRST TRANSACTION MANAGEMENT INC
filed 2011-10-19
CIK 1096613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of First Transaction Management, Inc. (the “Company”) for the fiscal year ended December 31, 2010 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 31, 2011. The Amendment is being filed to revise the Report of Independent Registered Public Accounting Firm for the fiscal year 2010 to include the period March 25, 1999 (Inception) to December 31, 2010. Additionally, the Amendment revises Item 9A to correct a typographical error and to state that management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In connection with the filing of this Form 10-K/A and pursuant to SEC rules, the Amendment includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

FIRST TRANSACTION MANAGEMENT, INC

FORM 10-K/A

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of First Transaction Management, Inc.

We have audited the accompanying balance sheets of First Transaction Management, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010 and the period from March 25, 1999 (date of inception) through December 31, 2010. First Transaction Management, Inc. ’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Transaction Management, Inc.   as of December 31, 2010 and 2009, and the results of its operations, its statement of changes in stockholder’s equity and its cash flows for each of the two years in the period ended December 31, 2010 and the period from March 25, 1999 (date of inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO ”) as a guide. Based on this assessment, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Lawrence Chimerine , Dr. Chimerine has for more than the past nineteen years been president of Radnor International Consulting Inc., based in Radnor, Pennsylvania and partner and member of the Investment Committee of Miller Investment Management, based in West Conshohocken, Pennsylvania. For more than the past 25 years Dr. Chimerine has been an economic consultant advising financial institutions and government agencies on the state of the United States and world economics, on specific industries and business sectors, and on the impact of economic conditions on decision making, budgeting, and strategic planning. He has served on the House of Representatives Task Force on International Competitiveness, the Census Advisory Committee and the Economic Policy Board of the Department of Commerce. He is the author or editor of two books as well as articles that have appeared in the New York Times, Washington Post, and American Economic Review and other publications.

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

FIRST TRANSACTION MANAGEMENT, INC

Dated: October 17, 2011	By:	/S/ Lawrence Chimerine
Lawrence Chimerine Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the following capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Chimerine	Chief Executive Officer and Principal Accounting Officer and Director	October 19, 2011
Lawrence Chimerine	(Principal executive officer and Principal financial and accounting officer)

EXHIBITS LIST

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.01	Certificate of Incorporation dated March 25, 1999		10SB12G	3.1	000-27615	10/13/99

3.02	Certificate of Amendment dated September 24, 1999		10SB12G	3.2	000-27615	10/13/99

3.03	Certificate of Amendment filed August 20, 2001		10KSB	3.3	000-27615	8/24/07

3.04	Bylaws		10SB12G	3.4	000-27615	10/13/99

4.01	1999 Incentive Stock Plan		10SB12G/A	4.1	000-27615	11/24/99

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. § 1350	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350	*

**Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.