Form 10-Q/A
period 2011-03-31
FIRST TRANSACTION MANAGEMENT INC
filed 2011-10-19
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of First Transaction Management, Inc. (the “Company”) for the fiscal quarter ended March 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 13, 2011. The Amendment is being filed to to correct and update the certifications of our Chief Executive Officer and Chief Financial Officer.  In connection with the filing of this Form 10-Q/A and pursuant to SEC rules, the Amendment includes currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

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

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q/A

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

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “ common shares ” or “ common stock .”  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2011), unless another date is specified.

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

Dated: October 19, 2011