Form 10-Q
period 2011-06-30
FIRST TRANSACTION MANAGEMENT INC
filed 2011-10-27
CIK 1096613

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of October 24, 2011 the issuer had 1,515,920 shares of common stock, par value $.01 per share, outstanding.

FIRST TRANSACTION MANAGEMENT, INC.

FORM 10-Q

For the quarterly period ended June 30, 2011

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Balance Sheets at December 31, 2010 and June 30, 2011 (unaudited at June 30, 2011)	4

	Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period March 25, 1999 (inception) to June 30, 2011 (unaudited)	5

	Condensed Statement of Changes in Stockholders’ Equity for the period from March 25, 1999 (inception) to June 30, 2011 (unaudited)	6

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and for the period March 25, 1999 (inception) to June 30, 2011 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4	Controls and Procedures	14

PART II	Other Information	15

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults Upon Senior Securities	15

Item 4	(Removed and Reserved)	15

Item 5	Other Information	15

Item 6	Exhibits	15

Signatures		15

ADVISEMENT

Unless the context requires otherwise , “First Transaction” , “ the company ”, “ we ”, “ us ”, “ our ” and similar terms refer to First Transaction Management, Inc. Our common stock, par value $.01 per share is commonly referred to in this quarterly report as our “common shares” or “common stock”.  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2011), unless another date is specified.

We prepare our interim financial statements in accordance with United States generally accepted accounting principles.  Our financial condition and results of operations for the six-month interim period ended June 30, 2011 are not necessarily indicative of our prospective financial condition and results of operations for the pending full fiscal year ended December 31, 2011.  The interim financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction and together with any reports, statements and information filed with the SEC.

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

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current assets:
Cash	$1,965	$6,817

Total assets	$1,965	$6,817

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses	$176,592	$145,503
Accrued interest - stockholder	2,768	1,901
Advance payable	3,600	3,600
Note payable - stockholder	25,000	25,000

Total current liabilities	207,960	176,004

Note payable - stockholder	10,000	10,000

Total liabilities	217,960	186,004

Deficiency in stockholders' equity:

Preferred stock, par value $.01 per share; 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $.01 per share; 125,000,000 shares authorized, 1,515,920 shares issued and outstanding, respectively	15,159	15,159
Additional paid-in capital	2,479,961	2,479,961
Deficit accumulated during the development stage	(2,711,115)	(2,674,307)

Total deficiency in stockholders' equity	(215,995)	(179,187)

Total liabilities and deficiency in stockholders' equity	$1,965	$6,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
					March 25, 1999
					(Inception) to
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2011	2010	2011	2010	2011

Fees - consulting	$-	$-	$-	$-	$534,634

Operating expenses	17,444	18,080	35,941	38,316	1,752,911
Depreciation and amortization	-	-	-	-	277,177
Write-off of intangibles	-	-	-	-	776,065

Total expense	17,444	18,080	35,941	38,316	2,806,153

Loss from operations before other income and interest expense	(17,444)	(18,080)	(35,941)	(38,316)	(2,271,519)

Gain on distribution of shares	-	-	-	-	1,750
Other income	-	-	-	-	5,879
Interest expense, net	(435)	(312)	(867)	(620)	(447,225)

Loss before income taxes	(17,879)	(18,392)	(36,808)	(38,936)	(2,711,115)

Provision for income taxes	-	-	-	-	-

Net loss	$(17,879)	$(18,392)	(36,808)	(38,936)	(2,711,115)

Net loss per basic and diluted share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding, basic and diluted	1,515,920	1,515,920	1,515,920	1,515,920

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
MARCH 25, 1999 (INCEPTION) to JUNE 30, 2011

					Deficit
					Accumulated
				Additional	During the
		Common Stock		Paid-in	Development	Stockholders'
		Shares	Amount	Capital	Stage	Deficiency

Common stock sold for cash	March 25, 1999	1	$-	$50,000	$-	$50,000

Intangible assets contributed in spin-off transaction	June 30, 1999	-	-	165,652	-	165,652

Common stock sold for cash	September 27, 1999	76,410	764	299,236	-	300,000

Common stock sold for cash	October 4, 1999	19,200	192	19,008	-	19,200

Net loss		-	-	-	(33,139)	(33,139)

Balance, December 31, 1999		95,611	956	533,896	(33,139)	501,713

Common stock sold for cash	December 4, 2000	18,750	188	374,812	-	375,000

Net loss		-	-	-	(1,211,910)	(1,211,910)

Balance, December 31, 2000		114,361	1,144	908,708	(1,245,049)	(335,197)

Common stock issued for services	June 11, 2001	2,500	25	15,975	-	16,000

Common stock issued for services	December 31, 2001	4,250	42	27,158	-	27,200

Common stock issued for debt	December 31, 2001	234,444	2,344	372,656	-	375,000

Net loss		-	-	-	(262,970)	(262,970)

Balance, December 31, 2001		355,555	3,555	1,324,497	(1,508,019)	(179,967)

Common stock issued for services	March 31, 2002	4,950	50	31,630	-	31,680

Common stock issued for services	June 30, 2002	2,500	25	15,975	-	16,000

Net loss		-	-	-	(533,871)	(533,871)

Balance, December 31, 2002		363,005	3,630	1,372,102	(2,041,890)	(666,158)

Net loss		-	-	-	(121,281)	(121,281)

Balance, December 31, 2003		363,005	3,630	1,372,102	(2,163,171)	(787,439)

Net loss		-	-	-	(127,030)	(127,030)

Balance, December 31, 2004		363,005	3,630	1,372,102	(2,290,201)	(914,469)

Net income		-	-	-	28,686	28,686

Balance, December 31, 2005		363,005	3,630	1,372,102	(2,261,515)	(885,783)

Net loss		-	-	-	(91,829)	(91,829)

Balance, December 31, 2006		363,005	3,630	1,372,102	(2,353,344)	(977,612)

Net income		-	-	-	28,115	28,115

Balance, December 31, 2007		363,005	3,630	1,372,102	(2,325,229)	(949,497)

Common stock issued for services	April 21, 2008	36,250	362	17,763	-	18,125

Common stock issued upon conversion of debt and accrued interest	August 14,2008	656,665	6,567	1,044,096	-	1,050,663

Common stock sold for cash	October 20, 2008	450,000	4,500	45,000	-	49,500

Common stock issued for services	October 20, 2008	10,000	100	1,000	-	1,100

Net loss		-	-	-	(180,229)	(180,229)

Balance, December 31, 2008		1,515,920	15,159	2,479,961	(2,505,458)	(10,338)

Net loss		-	-	-	(85,688)	(85,688)

Balance, December 31, 2009		1,515,920	15,159	2,479,961	(2,591,146)	(96,026)

Net loss		-	-	-	(83,161)	(83,161)

Balance, December 31, 2010		1,515,920	15,159	2,479,961	(2,674,307)	(179,187)

Net loss (unaudited)		-	-	-	(36,808)	(36,808)

Balance, June 30, 2011 (unaudited)		1,515,920	$15,159	$2,479,961	$(2,711,115)	$(215,995)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 25, 1999
			(Inception) to
	Six Months ended June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(36,808)	$(38,936)	$(2,711,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	424,160
Stock based compensation	-	-	66,905
Gain on reduction of stockholder loan	-	-	(1,750)
Write off of intangibles	-	-	645,631
Change in operating assets and liabilities
Accounts payable and accrued expenses	31,089	23,573	176,592
Accrued interest	867	620	281,640

Net cash used in operating activities	(4,852)	(14,743)	(1,117,937)

Cash flows from investing activities:
Purchase of intangible assets and equipment	-	-	(904,139)

Net cash used by investing activities	-	-	(904,139)

Cash flows from financing activities:
Debt conversion to equity	-	-	(34,264)
Proceed from the sale of common stock	-	-	841,925
Advance payable	-	3,600	3,600
Proceeds from stockholder note	-	-	1,212,780

Net cash provided by financing activities	-	3,600	2,024,041

Net increase (decrease) in cash	(4,852)	(11,143)	1,965
Cash, beginning of period	6,817	14,185	-
Cash, end of period	$1,965	$3,042	$1,965

Supplemental cash flow information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an intrgral part of these unaudited condensed financial statements.

FIRST TRANSACTION MANAGEMENT, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011
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

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared by First Transaction Management, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2010 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2011.

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

Loss Per Share

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. There were 13,750 common share equivalents at June 30, 2011 and 2010. These potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share or increase net income per share.

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

NOTE 3 – SUBSEQUENT EVENTS

On September 13, 2011 we executed a third promissory note with a stockholder in the amount of $15,000. The note bears interest at 5% per year and is due upon demand.

On September 13, 2011 the stockholder note that matured on August 19, 2011 was amended to reflect that it is due upon demand.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We are currently in the process of implementing our new business plan, focusing on our acquisition strategy. At present, we have sufficient capital on hand to fund our operations only into December of 2011. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of the Three Month Period Ended June 30, 2011 to the Three Month Period Ended June 30, 2010

We had no revenue in the quarters ended June 30, 2011 or 2010. Operating expenses decreased from $18,080 in 2010 to $17,444 in 2011, a decrease of $636, or 4%. The decrease results from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $435 in 2011 and $312 in 2010. The increase results from a loan received from a stockholder during the third quarter of 2010.

Comparison of the Six Month Period Ended June 30, 2011 to the Six Month Period Ended June 30, 2010

We had no revenue in the six months ended June 30, 2011 or 2010. Operating expenses decreased from $38,316 in 2010 to $35,941 in 2011, a decrease of $2,375, or 6%. The decrease results from a decrease in administrative expenses. The primary components of our current operating expenses are compensation and professional fees.

Interest expense was $867 in 2011 and $620 in 2010. The increase results from a loan received from a stockholder during the third quarter of 2010.

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

Liquidity and Capital Resources

As of June 30, 2011 we had a working capital deficit of $205,995. On October 21, 2008, we entered into a Stock Subscription Agreement (“the Agreement”) with three accredited and non-affiliated investors (the “Investors”). Pursuant to the Agreement, the Investors purchased an aggregate of 450,000 shares of common stock for $49,500. On August 19, 2009 we executed a promissory note with a stockholder in the amount of $25,000. The note bears interest at 5% per year and matured on August 19, 2011. Effective September 13, 2011 this note is now due upon demand. On August 13, 2010 we executed a second promissory note with a stockholder in the amount of $10,000. The note bears interest at 5% per year and matures on August 13, 2012. On September 13, 2011 we executed a third promissory note with a stockholder in the amount of $15,000. The note bears interest at 5% per year and is due upon demand. Our cash on hand on at October 15, 2011 of approximately $7,100 is sufficient to satisfy our immediate financial needs and provide us with sufficient capital to maintain our business and to finance acquisitions into December of 2011. Ultimately management anticipates needing to need to raise additional funds in order to continue operating. There can be no assurances that we will be able to obtain additional funds if and when needed.

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

Dated: October 27, 2011